Form 10KSB40
period 1998-12-31
PSI INDUSTRIES INC
filed 1999-04-15
CIK 80968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1998

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                         COMMISSION FILE NUMBER 0-29802

                              PSI INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

          FLORIDA                                              59-2736501
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                1160 B SOUTH ROGERS CIRCLE
                                 BOCA RATON, FLORIDA 33487
                    (Address of Principal Executive Offices)(Zip Code)

                                      (561) 997-1133
                     (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
            NONE                                       NONE

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:
                         COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                     (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

State registrant's revenues for the year ended December 31, 1998.  $28,278,852.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1999 computed by reference to the closing bid price of the PSI Industries, Inc. Common Stock as reported by the OTC Bulletin Board on that date ($1.625): $8,141,942.25.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of March 31, 1999, was 11,600,577

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      PSI Industries, Inc. (the "Company") is engaged in the wholesale distribution and manufacture of cameras, photographic film, certain internationally branded cameras and ancillary photographic equipment nationwide to wholesale and retail businesses. Since its formation in 1986, the Company has evolved into a major national wholesale distribution company to over 20,000 specialty retail and mass market merchandise outlets and wholesalers.

      The Company estimates that the market for cameras, film, and ancillary photographic equipment is in excess of $75 billion annually and is projected to enjoy steady growth as reported in the 1997 PMA Consumer Photographic Survey. The Company markets and distributes its products to a market comprised of photographic retailers, independent gift boutiques, sundry shops, convenience stores, pharmacies, mass marketers, and other similar retailers and wholesalers. The Company's product lines represent distinct market segments for these customers, and often represent a potential one-stop source for the Company's customers of the products that the Company distributes.

      The Company's camera products consist of five segments of the single-use disposable and 35mm camera industry: (1) the Message CameraTM which allows for the application of full-color messages and graphics to pre-exposed film offering the consumer occasion-specific messages on each print, utilizing the Company's own patent pending proprietary technical process; (2) SmiletimeTM camera, a proprietary line of high quality 35mm and single-use cameras competitively priced to meet the standards of wholesalers and the camera retailer; (3) private label cameras, which contain customized camera identities for private label retail customers; (4) Logo and Message-type cameras serving corporate America for incentive and promotional and premium events; and (5) international branded cameras, such as Kodak and Fuji.

      The single-use camera photographic market continues to be one of the fastest growing segments within the film-imaging sector. Since its introduction, there has been dramatic growth in the sales of the cameras, from sales of less than 1 million units in 1988 to in excess of 270 million units worldwide in 1997 with 84 million units sold in the United States. In 1996, 1997, and through December 31, 1998, the Company has sold approximately 500,000, 1,500,000, and 2,300,000 units, including single-use cameras, respectively.

      In January 1996 the Company became the worldwide licensee, distributor and manufacturer of the Message CameraTM under a licensing agreement with Keepsake, Inc. With the establishment of a nationwide sales force of independent manufacturer's representatives, independent distributors and appointment of international distributors, the Company began to create a demand for the Message CameraTM as well as its other camera products. It subsequently became evident that Polaroid Corporation of Cambridge, Massachusetts, held a patent for photographic technology encompassing pre-exposed film. Effective November 1, 1997, due to a dispute that arose over the validity of Keepsake's patents, the Company discontinued the royalty payments to Keepsake and entered into a license agreement with Polaroid Corporation, precipitating the termination of the Keepsake agreement in February 1998. In April 1999, the Company reached a settlement with Keepsake. See "LEGAL PROCEEDINGS".

      Under the terms of the agreement with Polaroid, the Company has a non-exclusive license to manufacture and sell single-use cameras containing pre-exposed film worldwide. To the best of the Company's knowledge, Concord Camera Corporation is the only other company that has been issued a non-exclusive license from Polaroid for the use of the same technology. See "Licenses, Patents and Trademarks".

PRODUCTS

      ANCILLARY IMAGING DIVISION - the Company's Ancillary Imaging Division is the distribution of branded cameras, photographic film, ancillary photographic equipment and other proprietary photographic products. Among the products sold are amateur film, cameras, batteries, travel supplies, albums, photo accessories, mini-lab supplies and camera accessories. Among the brand names sold by the Company are Kodak, Fuji, Konica, Keystone, Agfa, Polaroid, Duracell, Sony, Canon, Olympus, Ricoh and Minolta, to name a few.

      CAMERA DIVISION

      The Camera division is divided into four profit centers:

      o MESSAGE CAMERATM/RETAIL - the Message CameraTM is a small, compact and contoured single-use camera, which incorporates the Company's patent-pending technological process, through which a color-latent image is pre-exposed onto color negative film and placed into a technologically proprietary single-use camera. The Message CameraTM is pre-loaded and ready to use with high quality 400 ISO high definition film and may contain 12, 15, 18 or 24 exposures.

         The retail occasion-specific line of Message CameraTM includes the following: The "Happy Birthday" Message CameraTM, the "Wedding" Message CameraTM, the "Anniversary" Message CameraTM, the "It's a Boy" Message CameraTM, the "It's a Girl" Message CameraTM, the "Party" Message CameraTM, the "Vacation" Message CameraTM, the "Bible" Message CameraTM, the "Graduation" Message CameraTM, the "Pet Dog" Message CameraTM, the "Pet Cat" Message CameraTM, the "Season's Greetings" Message CameraTM, "Baby's First Birthday" Message CameraTM, the "Halloween" Message CameraTM, the "Baby Shower" Message CameraTM", the "Bridal Shower Message CameraTM" and the "Hawaii Message CameraTM". Certain cameras consist of 18 exposures and others contain 24 exposures. Each occasion-specific camera has a different occasion-related message and/or colorful art on each frame and/or photographic print. Printed on the top of each camera is the list of messages pre-exposed and the frame on which it will appear.

      o SMILETIMETM CAMERAS - the Company's SmiletimeTM cameras are a line of 35mm single-use cameras that are currently comprised of five different colorful models, available with or without flash. The product line includes an underwater use model and a panoramic model which produces broader and larger snapshots. The SmiletimeTM single-use cameras are pre-loaded with 400 ISO high definition 15 or 27 exposure color film. Certain models are produced using newly constructed proprietary cameras and other models are made using recycled camera casings.

      o MESSAGE/LOGO PREMIUM INCENTIVE CAMERAS - Message/Logo Premium Incentive Cameras are a unique promotional tool for event marketing and product promotions that enables corporate America to incorporate its name, logo, company slogan or personalized message on the film itself or on the outer camera packaging. Each standard premium camera may consist of 15 or 24 exposures. A significant feature of the camera is the capability of including an advertisement, rebate, coupon or free offer photograph on a 16th or 25th exposure, which the user unexpectedly receives with their developed film. Examples of this promotional tool may include an autographed photograph, a free gift coupon, a discount on the next purchase, an announcement of an upcoming event, promotion or an informative advertisement.

      o PRIVATE LABEL - Private Label cameras consist of single-use cameras or 35mm cameras prepared and designed specifically for the mass-market retailers requiring a competitively priced high-quality product under their own corporate image.

      The Camera Division currently has cameras manufactured on a sub-contract basis in the People's Republic of China and Hong Kong using its camera requirements. These manufacturers are some of the world's foremost single-use and 35mm camera manufacturers. Currently most of the product line of 35mm cameras manufactured by the Company are newly constructed. There is, however, an on-going supply of our recycled camera casings, which, from time to time, the Company remanufactures and recycles for its own proprietary single-use camera line. The advantage to the use of our recycled casings enables the Company to competitively sell a single-use camera in the marketplace at increased profits.

      SHARP COLOR FILM - the Company has a wholly-owned subsidiary, Sharp Film Corporation, and is currently using the name "Sharp Color FilmTM" imprinted on each canister of film and loaded into The Message CamerasTM and the SmiletimeTM and Logo cameras. It is the Company's intention to introduce a line of color negative film to the consumer marketplace known as Sharp Film to its own niche market as sales of the Camera Division grow and brand awareness is achieved.

SALES AND MARKETING

      ANCILLARY IMAGING DIVISION - the Company distributes its ancillary imaging products to independent specialty retailers and regional chains, which include camera stores, film labs, gift shops, convenience stores, pharmacies and one-hour photo retailers and wholesalers. The products are sold to an aggregate of 20,000 individual customers. Sales of the ancillary imaging products are primarily accomplished through the Company's in-house telemarketing sales organization and mass catalog mailings. In its sales of ancillary imaging products there are no order requirements for the retailer and orders are usually processed the same day received.

      MESSAGE CAMERATM - the occasion-specific line of Message CamerasTM is marketed domestically by a group of 23 independent manufacturer's representative organizations with a combined sales force of approximately 275 sales representatives. The sales organizations have been assigned to specific market segments within their territory. The Company has currently divided the segments into mass merchandise retailers and independent gift retailers. The mass merchandise retailers include all drug, grocery and convenience store chains, discount stores and wholesale clubs. The Company focuses its marketing in this segment on the top 141 retailers and has selected experienced sales representative organizations to market this product. Several mass market merchandisers including Walgreens, Toys-R-Us, K-Mart, American Stores, CVS and Party City already carry The Message CameraTM line. The Message CameraTM is also marketed to a wide range of independent retail stores such as gift and card stores, party stores, airport hotel and motel gift shops, flower shops, baby stores, religious book stores and military post exchanges. According to the 1996 Gift and Decorative Accessories Trade Publication, there are in excess of 170,000 independent retailers to whom the product line may be sold.

      The Company believes that the Message CameraTM concept has a potential in the world marketplace. Accordingly, it intends to market the products internationally through the identification of overseas distributors throughout Europe, Mid-East and Asia, each of which would be granted exclusive distribution rights within a specified territory under negotiated sales and distribution agreements.

      PREMIUM/INCENTIVE MESSAGE/LOGO CAMERAS - the Premium/Incentive Message/Logo camera is currently marketed by a combination of independent sales representative organizations that focus on promotional activities for corporate clients and by the Company's own product premium sales department. Some of the companies that have utilized the message camera incentive program for promotional purposes are: Coca Cola, IBM, NationsBank, John Hancock Insurance, Club Med and Sprint. The Company also targets the private label promotional market by utilizing the approximately 10,000 ad specialty distributors who are members of the Ad Specialty Institute Association and offer the Message CameraTM to their corporate clients throughout the world.

      SMILETIMETM CAMERAS - the Company markets its SmiletimeTM camera line both as part of its ancillary imaging business through mass catalog distribution and telemarketing sales as well as through numerous sales representative organizations that may include the same representative organizations that market the Message CameraTM. Most of the SmiletimeTM sales are to independent specialty retailers, tobacco, sundry, and health and beauty aid wholesalers.

      PRIVATE LABEL/LOGO CAMERAS - the Private Label/Logo camera line is currently marketed by a number of the independent sales representative organizations. This line of cameras is overseen by the Company's Vice President of Sales who is responsible for marketing the line to mass retailers and regional chains. Among these retailers and wholesalers are K-Mart, Family Dollar Stores and Bergen Brunswig Company (distributors to approximately 2,200 independent drug stores). The Company has recently been appointed the exclusive vendor for private label/logo cameras for Cardinal Health, Inc., which services 2,500 retail pharmacies nationwide.

      In February 1999, the Company formed an internet alliance with Party City Corp. ("Party City"). Under the terms of such alliance the Company will place a hyperlink within its web page for the consumer to directly jump to the web page of Party City. The Party City web page will direct the consumer to the closest Party City store location where the Message Camera(TM) is offered for sale.

SIGNIFICANT CUSTOMERS

      During 1997 and 1998, no customer accounted for more than 10% of net sales.

MANUFACTURING AND SUPPLIES

      ANCILLARY IMAGING AND CAMERA DIVISION - management believes that astute purchasing is one of the key ingredients of the profitability of the Company's ancillary imaging division business. Brand name film and photographic supplies are purchased from what management perceives to be the best available sources based on price and availability. Certain sources represent brand name, high quality film and supplies manufactured domestically and abroad and purchased by the Company at competitive prices. The Company is also a distributor for Eastman Kodak Company, Agfa Corporation, Polaroid Corporation and Imation Corp. products.

      The Company maintains an inventory of its product in its 18,000 sq. ft. facility at its corporate headquarters in Boca Raton, Florida. The Company also maintains inventory in the People's Republic of China and Hong Kong at its manufacturing sources.

      MESSAGE CAMERASTM - the Company has recently developed its own proprietary manufacturing method of imprinting messages and creative images on color film. The imprinting process on the Message CameraTM is performed at the Company's facility in Boca Raton, Florida. To date, the product has been marketed under a license with Polaroid utilizing Polaroid's patent (see "Licenses, Patents and Trademarks").

      Currently, the Company purchases film from two major sources of film manufacturers for use in its single-use cameras. Agfa Corporation and Imation Corp. serve as the sources of supply for bulk color negative film.

      The Company currently has its cameras manufactured by three separate sources located in The Peoples Republic of China and Hong Kong, Achieva Industries, Inc., Vast Frame, Inc. and Mass Chance Electronics, Inc. ("Mass Chance"). On March 1, 1999 the Company entered into a three (3) year Manufacturing and Sales Agreement with Mass Chance. Each of these manufacturers have been qualified for quality control and dependability. The Company believes it has several other choices of manufacturers but has chosen the current three for their reliable history of performance with the Company.

      The Company believes its relationships with Eastman Kodak, Agfa, Imation and its other suppliers are satisfactory and that alternative suppliers are available if relationships falter or existing suppliers are unable to maintain standards meeting the Company's requirements. However, there can be no assurance that the Company's current or future suppliers will be able to meet the Company's requirements on commercially reasonable terms or within scheduled delivery times. Any interruption of the Company's arrangements with suppliers could cause a delay in the acquisition of the Company's products for timely delivery to its customer base.

      The Company is and will be dependent upon foreign contract manufacturers for the manufacture and assembly of its single-use cameras. By being dependent upon foreign contract manufacturers, the Company will be subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, difficulties in enforcing the manufacturer's obligations to the Company and other factors which could have an adverse impact on the business of the Company. The three manufacturers currently supplying the Company all have the capability of supplying new casings as opposed to recycled.

      See "LEGAL PROCEEDINGS" for information with regard to an action instituted in February 1998 before the International Trade Commission by Fuji Film in which the Company is one of 28 respondents. The action seeks an import exclusion order against all defendants based upon claimed patent infringement. In February 1999 an Administrative Law Judge ruled in favor of Fuji and the matter is currently subject to review by the International Trade Commission.

COMPETITION

      There are a number of distributors and wholesalers of photographic supplies and equipment that actively compete with the Company. In some areas, competition is directly with the manufacturers of these products. Many of these companies have substantially greater financial, technical and other resources than the Company and have established reputations for success in the development, licensing and sale of their products and technology. Some of the Company's direct competitors in its ancillary imaging and camera business include Unique Photo ("Unique"), Concord Camera Corporation ("Concord") and Jazz Photo Corp. ("Jazz"). Unique is a reseller of photo supplies and single-use cameras. Concord and Jazz market cameras only and not other ancillary imaging products, as is the case with the Company. Although select areas of price competition are intense in the Company's ancillary imaging and camera business, the Company believes that it has certain competitive advantages by virtue of its proprietary product lines, its well-developed relationships with vendors and broad customer base allowing it to provide a one-stop source of products for its customers.

      There are two known competitors, DCC Compact Classics and Fairway Performance, which have begun to market a camera similar to the Message CameraTM. However, due to the Company's marketing and product positioning over the past three years the Company believes it has taken a leadership position in the marketplace. The Company has also recently become aware that there may be one or more foreign manufacturers that have employed pre-imaging messages into single-use cameras. These cameras, to the best of the Company's knowledge, are not a threat to the Company's future performance levels and the Company is unaware of any cameras being marketed domestically or internationally.

      Other companies including Eastman Kodak, Fuji, Agfa and Polaroid currently market single- use cameras. Although these companies have substantially greater financial resources than the Company, none have marketed any camera containing pre-imprinted messages onto color negative film.

LICENSES, PATENTS AND TRADEMARKS

      POLAROID LICENSE - effective November 1, 1997 the Company entered into a license agreement with the Polaroid Corporation ("Polaroid") under which the Company received a non-exclusive license to manufacture and sell single-use cameras containing pre-exposed film worldwide under Polaroid's patent for a single-use camera containing pre-exposed film. The license, which continues until the Polaroid patent expires, is terminable upon 60 days' notice by the Company at any time and calls for the payment of a royalty to Polaroid of the greater of $.30 per camera or 5% of the net selling price.

      PSI PATENT APPLICATIONS - in July 1998 the Company filed a patent application with the U.S. Patent and Trademark Office relating to new and unique methods for pre-burning a color latent image onto color negative film. In addition, in November 1998 the Company filed another patent application with the U.S. Patent and Trademark Office relating to an invention regarding an alternative method utilizing the single-use camera system to be loaded with film outside of a dark room. Although the Company believes that if these patents are issued they may be of considerable value and importance to its business, there can be no assurance that the applications will result in the issuance of a patent or patents, or that if patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated.

      The Company has also applied for trademark registrations for the Message CameraTM, SmiletimeTM and Sharp Color FilmTM.

EMPLOYEES

      At March 31, 1999, the Company had 35 employees, 11 of whom are engaged in marketing and sales, 9 in assembly, warehousing and shipping, and 15 in management and administration. The Company's employees are not represented by a collective bargaining unit. The Company considers relations with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTIES

      The Company currently owns an industrial building of approximately 18,000 square feet in Boca Raton, Florida. The Company maintains its principal executive and administrative offices and warehouse space at this facility. The Company financed the acquisition of the facility in January 1997 by a bank mortgage, which was refinanced in December 1998 with a new bank mortgage in the principal sum of $570,000 payable over a term of five years and bearing interest at the rate of approximately 8% per annum. The mortgage has been guaranteed by Dominick Seminara and his wife. See "CERTAIN TRANSACTIONS".

      The Company believes that existing facilities are adequate for its needs through at least the end of 1999. Should the Company require additional space at that time, or prior thereto, it believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is a defendant in an action filed in the Circuit Court of Orange County, Florida in February 1998 by Keepsake, Inc. The action is for, among other things, breach of contract (failure to make royalty payments). The Company has asserted counterclaims against the plaintiff for tortious interference with contractual and advantageous business relationships, misappropriation of trade secrets, defamation, conversion and fraud and negligent misrepresentation. The Company seeks damages and injunctive relief.

      The action is at the discovery stage. No trial has been set. The Company intends to vigorously contest the plaintiff's claims and prosecute its counterclaims. While the Company believes it has a strong case, given the complexity of the issues involved, it is unable to evaluate the likelihood of a favorable or unfavorable outcome at this time. An estimate of the amount or range of potential loss or gain cannot be made at this time.

      The Company is a defendant in an action filed in the U.S. District Court for the Middle District of Florida (Orlando Division) in November 1998 by Keepsake, Inc. and Loura Dobbs. The other defendants are Walgreen Company, Party City Corp. and K-Mart Corp. The action is for, among other things, unfair competition and patent infringement. The Company intends to vigorously contest the complainants' claims.

      In December, 1998, the Company commenced an action in the Circuit Court of Palm Beach County, Florida against Keepsake, Inc., The Edge Sports, Promotional Designs, Inc., Playboy Enterprises, Inc. and Custom Camera Design. In the action, the Company is seeking damages and injunctive relief for claims of trademark infringement, tradename infringement, trade dress infringement and unfair competition arising out of the defendants' manufacture, marketing, distribution and sale of a disposable, single-use camera containing, among other things, the Company's trademark, Message CameraTM, as well as the Company's tradename, PSI Industries, Inc. Defendants' responses to the complaint have not yet been served.

      On April 6, 1999, the Company and Keepsake, Inc. entered into a Mediated Settlement Agreement whereby the Company agreed to pay Keepsake $850,000 within 90 days, subject to, and conditioned upon the funding of the Company's private placement in an amount not less than $4,000,000. Such payment shall be in full and final settlement of all claims arising in actions filed in the Circuit Court of Orange County, Florida, the U.S. District Court for the Middle District of Florida (Orlando Division) and the Circuit Court of Palm Beach County, Florida. In the event the Company does not make payment within 48 hours of receipt of the funding, Keepsake shall be entitled to a judgment in the amount of $850,000 upon the filing of an affidavit of nonpayment with notice to defendants.

      In June of 1998, the Company commenced an action in the Circuit Court of Palm Beach County, Florida, against Jonathan Barash, a former employee. In the action, the Company seeks injunctive relief and damages for breach of a confidentiality agreement and misappropriation of trade secrets. As of October 30, 1998, the Company had succeeded in obtaining a temporary injunction against Mr. Barash, his agents and/or any other persons acting with him, enjoining them from using, communicating (either orally or in writing), disclosing, disseminating and misappropriating any documents, information or computer records of the Company as well as any trade secret information. Mr. Barash, his agents and/or any other persons acting with him are also enjoined from soliciting and contacting the Company's customers, distributors and sales representatives and from competing with the Company through and including May 19, 1999 and must return to the Company forthwith all originals and copies of the Company's documents and computer records.

      The Company is one of 28 respondents in an action instituted in February 1998 before the International Trade Commission by Fuji Film. The action in which Fuji alleges violation of a number of its patents seeks an import exclusion order against all of the respondents. The Company has asserted defenses of non-infringement, patent invalidity and estoppel. In November 1998 a hearing was conducted before the International Trade Commission and on February 26, 1999 the Administrative Law Judge ruled in favor of Fuji potentially eliminating the Company's use of recycled cameras. Although such ruling is not the final decision of the International Trade Commission, nor is it binding or enforceable, there can be no assurance the International Trade Commission will change such ruling. However, the Company has completed the design and development of a new 35mm camera which management believes should eliminate any potential conflict or infringement with any of the Fuji patents. Therefore, even if Fuji Film prevails, the Company believes that this will not have a material effect on the Company's business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      Not Applicable.

                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER
            MATTERS

      The Company's shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "PSII." The following sets forth the range of high and low bid prices for the Common Stock during each of the periods presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

               PERIOD                          HIGH BID     LOW BID
               ------                          --------     -------
1997
First Quarter                                   $6.56        $4.50
Second Quarter                                  $7.00        $5.25
Third Quarter                                   $7.50        $6.00
Fourth Quarter                                  $7.50        $5.25

1998
First Quarter                                   $7.00        $4.25
Second Quarter                                  $5.125       $3.875
Third Quarter                                   $5.125       $2.75
Fourth Quarter                                  $3.4375      $1.375

1999
First Quarter                                   $2.063        $.875

      The closing bid and asked prices of the Company's Common Stock on March 31, 1999 were $1.625 and $1.812, respectively, as quoted on the OTC Electronic Bulletin Board. As of March 31, 1999, there were 71 stockholders of record of the Company's Common Stock, and approximately 425 beneficial holders of the Common Stock.

      Except for periods prior to March of 1996 when the Company was a Subchapter S corporation, the Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

      The Company does not anticipate the declaration or payment of any dividends in the foreseeable future. There can be no assurance that cash dividends of any kind will ever be paid.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


GENERAL

      The Company was organized in 1986 to engage in the wholesale distribution of branded cameras, photographic film, ancillary photographic equipment and other proprietary photographic products. Since its formation, the Company has evolved into a major national wholesaler distribution company to over 20,000 specialty retailers, mass market merchandisers and wholesalers. Since 1987, the Company's revenues have increased on an annual basis from $1,000,000 to approximately $34,000,000 in 1994 and $19,000,000 in 1995. The Company has been profitable throughout these years. The decline in revenues in 1995 reflected primarily a strategic decision by management to focus its distribution efforts on higher margin products such as branded cameras and ancillary photographic equipment.

      Beginning in the latter part of 1995, the Company embarked on a program of identifying, acquiring and developing a proprietary line of cameras. In 1996, through the acquisition of exclusive distribution and manufacturing rights to The Message Camera(TM), an innovative, single-use disposable camera which allows for the application of full-color messages and graphics to pre-exposed film, and the development of its Smiletime(TM) camera, a proprietary line of high-quality 35mm single-use cameras, the Company added a Camera Division as an independent profit center. The development of the Camera Division enabled the Company not only to add products with significantly higher profit margins but also allowed the Company to expand its marketing to other channels of distribution. Due primarily to the market penetration of its Camera Division which achieved sales of approximately $13,000,000 in 1998 the Company's revenues for 1998 increased to approximately $28,000,000 compared with approximately $24,000,000 in 1997.

RESULTS OF OPERATIONS

      The following table sets for the periods indicated the percentage of revenues represented by certain items reflected in the Company's Consolidated Statements of Operations.
                            PERCENTAGE OF REVENUES
                                               Year Ended December 31
                                             --------------------------
                                              1998                1997
                                             ------              ------

Net Sales                                       100%                100%

Cost of Sales                                 77.80%              79.99%


Gross Profit                                  22.20%              20.01%

Selling, General and
Administrative Expenses                       17.27%              17.73%

Product Development Costs                       .11%               1.71%
                                             ------              ------
Operating Income                               4.82%               0.57%

Other Expenses:

Interest Expense, Net of
Interest Income                                2.24%               2.43%

Income (Loss) before
Income Taxes                                   2.58%              (1.86)%

Income Tax Provision
(Benefit)                                         0%              (0.07)%
                                             ------              ------

Net income (Loss)                              2.58%              (1.79)%

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NET SALES

      The Company's net sales for 1998 were $28,278,852 compared to $23,976,069 for 1997, an increase of $4,302,783 or 17.9%. The increase in net sales was primarily attributable to an increase in the volume from existing customers, securing new mass merchandise and independent gift retailers for the Company's Camera Division products, and penetration of the international markets.

GROSS PROFIT

      Gross profit for 1998 was $6,277,409 compared to $4,797,064 for 1997, an increase of $1,480,345 or 30.9%. As a percentage of sales, gross profit increased to 22.2% in 1998 from 20% in 1997. The increase in gross profit as a percentage of sales is due to several factors. In 1997 there were additional production start-up costs for The Message Camera(TM) and increased freight charges reflecting the Company's need to employ air freight to acquire adequate camera inventory to meet the demand for The Message Camera(TM). In 1998, production costs were reduced by changing camera manufacturers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for 1998 were $4,883,568 compared to $4,251,152 for 1997, an increase of $632,416 or 15%. As a percentage of sales, these expenses decreased to 17.3% in 1998 from 17.7% in 1997. Of the dollar increase, $874,969 represented increased payroll costs in connection with the hiring of additional personnel to support the growth in sales, offset by a decrease of $246,542 in reduced royalties to Polaroid Corporation compared to royalties paid the previous licensor. The remaining dollar increase was attributable to various selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS

      Product development costs for 1998 were $31,165 compared to $408,486 for 1997, a decrease of $377,321 or 92.4%. As a percentage of sales, these costs decreased to .11% in 1998 from 1.7% in 1997.

INTEREST EXPENSE NET OF INTEREST INCOME

      Interest expense net of interest income for 1998 was $633,205 compared to $582,809 for 1997, an increase of $50,396 or 8.6%. As a percentage of sales, these expenses decreased to 2.2% in 1998 from 2.4% in 1997. The dollar increase in interest expense was attributable to increased borrowings on the line of credit required to finance the Company's growth.

PROVISION FOR INCOME TAXES

      For 1998, the Company did not record a provision for income tax due to the utilization of the 1997 net operating loss carry forward.

NET INCOME (LOSS)

      As a result of the foregoing, net income for 1998 was $729,471 compared to a loss of $429,509 for 1997 an increase of $1,158,980.

TURNOVER RATIOS

      For the year ended 1998, inventory turned two times compared to six times for the year ended 1997. The decrease in turnover was due primarily to the acquisition of cameras being held in Hong Kong in anticipation of 1999 camera division sales. Accounts Receivable turned seven times or about every 50 days for the years ended 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its cash requirements primarily through operations, borrowings on its bank credit line and sales of its securities. The Company also issued shares of Preferred Stock in order to finance an acquisition of inventory during 1998.

      The Company's bank credit facility currently permits borrowings of up to $12,000,000 against a fixed percentage of eligible accounts receivable and inventory. The interest rate on the line is at the financial institutions prime rate or the LIBOR rate plus 225 basis points. The amount borrowed under the credit facility varies based on the Company's cash requirements. The credit facility is collateralized by substantially all of the assets of the Company. As of December 31, 1998 the interest rate that was in effect was 7.75% and $6,425,413 was outstanding and classified as a short term liability. The loan is due on demand. The credit facility terminates on September 15, 2001 and shall automatically renew itself from year to year.

      As of December 31, 1998, the Company had working capital of $4,927,171. Operating activities provided cash of $52,185 primarily due to increases of inventories and prepaid expenses and other current assets of $4,994,348 and $662,978 respectively, which were partially offset by decreases in accounts receivable of $1,229,202 and net income of $729,471. Net cash used in investing activities was $143,332, reflecting the purchase of certain fixed assets and advances to stockholders. Financing activities provided cash of $142,454 primarily due to the sale of common stock to private investors of $874,512 which were partially offset by payments to the Company's bank credit facility.

      The Company is not currently generating sufficient working capital to fund its projected expansion of operations. The Company believes that to create a substantial increase in sales of The Message Camera(TM) product line, it will be necessary to commence a national advertising campaign. In addition, expansion of operations will require capital infusions to fund purchase of inventory and to meet the Company's working capital needs. Accordingly, the Company is actively exploring several possibilities of raising additional capital through the issuance of its securities. In this regard, in October 1998, the Company entered into an agreement with an investment banking firm to assist the Company in obtaining up to $10,000,000 of senior subordinated debt. The specific terms of the debt securities will be subject to negotiation with potential investors. In March, 1999, the Company submitted to the Securities and Exchange Commission a registration statement for the purpose of raising $4,800,000 through the sale to private investors of 800,000 shares of its Series C Preferred stock along with 800,000 Series II common stock purchase warrants. There can be no assurances that the Company will be successful in obtaining additional financing in connection with these or any other financing possibility on terms acceptable to the Company, or at all.

YEAR 2000

      Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize the date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company has converted or replaced various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose Year 2000 problems could also impact the Company. Management believes that the cost of its Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Section and elsewhere in this Registration Statement regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

ITEM 7.     FINANCIAL STATEMENTS

      See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

                                    PART III

ITEM 9.     MANAGEMENT

      The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. All directors serve until the next annual meeting of the Company's shareholders or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME                         AGE      POSITION

Dominick M. Seminara (1)(2)  60       Chief Executive Officer and
                                      Chairman of the Board of Directors

Benjamin Cohen (1)           61       President, Chief Operating Officer
                                      and Director

Mirco Vietti                 40       Executive Vice President and
                                      Director

Martin D. Epstein            47       Vice President of Finance and
                                      Administration, Chief Financial
                                      Officer, Treasurer, Secretary
                                      and Director

George A. Erfurt             54       Vice President of Sales

Richard Proodian             59       Vice President of Operations

Lisa A. Davidson             33       Director

Nico B.M. Letschert (2)      44       Director

Cornelis F. Wit (1)          52       Director
-------------------------

(1) Member of the Compensation Committee of the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors.

      DOMINICK M. SEMINARA was a co-founder of the Company in 1986. He has served as the Company's Chief Executive Officer and Chairman of the Board from the Company's formation. From inception to January 1997, he had also served as the Company's President. Mr. Seminara's prior business experience includes over 35 years of experience in photographic wholesale distribution, and retail and photo processing.

      BENJAMIN COHEN has served as the Company's President and Chief Operating Officer and a Director since January 1997. From 1986 through January 1997, he was the President, Chief Executive Officer and founder of Marketing Dynamics Group, a consulting company which specialized in marketing, sales enhancement programs, product development and creative services for consumer product manufacturers with a particular emphasis on the toy and gift industries. Through his consulting firm, commencing from August 1996 through December 1996, he provided consulting services to the Company. From 1985 to 1986, he was the Corporate Vice President of Marketing for Viewmaster/Ideal. From 1983 to 1985, he was the Divisional President and Senior Vice President and member of the Executive Committee of Mattel Toys. Prior to that, commencing in 1979, he was the Executive Vice President and Senior Vice President of Knickerbocker Toy Company, a division of Warner Communications.

      MIRCO VIETTI was a co-founder of the Company in 1986. He has served as the Company's Executive Vice President and a Director since its formation. He currently oversees the Company's purchasing operations for its ancillary imaging division.

      MARTIN D. EPSTEIN joined the Company in July 1998 as Vice President of Finance and Administration and Chief Financial Officer. He was also elected to the Board of Directors on July 31, 1998. Prior to that he was a Financial Officer of Technical Chemicals and Products, Inc., a manufacturer and distributor of medical diagnostic products from 1995 to 1998. From 1988 to 1995 he was Controller with Furniture Consultants, Inc., a distributor of office furniture. From 1985 to 1988 he served as Controller of FTC Communications, Inc., an international telecommunications company. Mr. Epstein is a CPA and obtained his undergraduate degree from Brooklyn College and received his MBA in Business Administration from Dowling College.

      GEORGE A. ERFURT joined the Company in July 1997 as Vice President of Sales. Prior to that he was the President of Sunset Sales Company, a consulting company he organized which specialized in sales and marketing services. From 1991 through 1997 he served in various positions at Concord Camera Corp., most recently as Vice President of Sales and National Accounts. From 1986 to 1991 he was the Executive Vice President of Sales and Marketing of Keystone Camera Products in Clifton, New Jersey.

      RICHARD PROODIAN has been the Company's Vice President of Operations since July 1998. Prior to that he had been the Company's Chief Financial Officer since July 1997. In August 1997, he also became a member of the Board of Directors. Prior to July 1997, he served as the Company's Vice President of Finance and Operations, a position he assumed in March 1997. From 1986 through December 1996, he was a partner of American Financial Consultants, a financial and business consulting firm he co-founded, which provides business consulting services. Through his consulting firm, commencing in August 1996, he provided consulting services to the Company. From 1983 to 1986, he served as President of Sun Dazzlers, Inc., a company he founded, which was a manufacturer of imitation stained glass products for the hobby craft market. From 1977 to 1983, he was the Vice President and General Manager of Makit & Bakit Division of Fundementions, a toy division of General Mills, which manufactured imitation stained glass products sold to the hobby, craft and toy markets. In 1995, Mr. Proodian filed a petition under Chapter 13 of the Federal Bankruptcy Laws, which proceeding is still pending.

      LISA A. DAVIDSON, a 1987 graduate of Maryland University, has served as Director of the Company since July 1987. From that date until September, 1998, she served as Senior Vice President of the Company.

      NICO B.M. LETSCHERT, a director of the Company since September 1997, is the Chief Executive Officer of Noesis Capital Corp. ("Noesis"), which specializes in corporate finance and money management. He previously served as President of Noble Investment Co. of Palm Beach, Florida, an investment banking firm. He was educated at the Dutch Institute for Banking and Finance, and is a certified financial planner and a director of Futuremedia PLC.

      CORNELIS F. WIT, a director of the Company since September 1997, is the President-Corporate Finance of Noesis. He was formerly President and CEO of DMV, Inc., the North American subsidiary of Campina Melkunie. Prior to this involvement with DMV, Mr. Wit was Vice President-International Operations with Duphar, where he was responsible for worldwide operations of its pharmaceutical division. Prior to joining Duphar, Mr. Wit was with Organon (Akzo-Pharma) as president of several different subsidiaries over a 12-year period. Mr. Wit has spent his entire career working with international companies and has extensive experience with crisis management and cross cultural negotiations. Mr. Wit has lived in eight different countries during his career and is fluent in Dutch, Spanish, Italian, English and German. He has a degree in business administration from the University of Nijenrode in the Netherlands.

      Dominick M. Seminara is Mirco Vietti's father-in-law and Lisa Davidson's father.

      During the year ended December 31, 1998, the Company's Board of Directors held 7 meetings and took action by unanimous written consent a total of 17 times.

BOARD COMMITTEES AND RELATED INFORMATION

      The Compensation Committee will administer the Company's stock option plan and make recommendations to the full Board of Directors concerning compensation, including bonuses and incentive arrangements, of the Company's officers and key employees. The Audit Committee will review the engagement of the independent accountants and review the independence of the accounting firm, as well as review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal accounting controls.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this proxy relates.

ITEM 10.    SUMMARY COMPENSATION TABLE

      The following table sets forth information relating to the compensation paid by the Company during the past three fiscal years to: (i) the Company's President and Chief Executive Officers; and (ii) each of the Company's executive officers who earned more than $100,000 during the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers"):

NAME AND                                                       OTHER ANNUAL
PRINCIPAL POSITION           YEAR       SALARY      BONUS      COMPENSATION

Dominick M. Seminara,        1998     $198,683       $0         $16,160(1)
Chief Executive Officer      1997     $154,356       $0           $0
                             1996     $126,226       $0         $41,216(2)

Benjamin Cohen,              1998     $160,119       $0         $23,695(3)
President and Chief          1997     $136,462       $0        $111,594(4)
Operating Officer

Mirco Vietti,                1998     $177,742       $0         $15,161(5)
Executive Vice President     1997     $129,320       $0           $0
                             1996     $119,846       $0         $44,979(6)

George Erfurt,               1998     $100,000       $0         $50,461(7)
Vice President of Sales      1997     $ 48,461       $0         $10,620(8)

(1) Includes $16,160 paid for Mr. Seminara for an automobile lease and related costs in 1998.

(2) Includes $29,228 in 1996 representing dividends distributed while the Company was a Subchapter S corporation. Also includes $11,988 paid for Mr. Seminara for an automobile lease and related costs in 1996.

(3) Includes $23,695 paid for Mr. Cohen for an automobile lease and related costs in 1998.

(4) Represents the amount of deferred compensation of shares of restricted stock received by Mr. Cohen that vested during 1997.

(5) Includes $15,161 paid for Mr. Vietti for an automobile lease and related costs in 1998.

(6) Includes $29,228 in 1996 representing dividends distributed while the Company was a Subchapter S corporation. Also includes $15,751 paid for Mr. Vietti for an automobile lease and related costs in 1996.

(7) Includes $10,580 paid for Mr. Erfurt for an automobile lease and $39,881 in commissions.

(8) Includes $2,938 paid for Mr. Erfurt for an automobile lease and $7,682 in commissions.

EMPLOYMENT AGREEMENTS

      Effective January 1, 1997, the Company entered into an Employment Agreement with Benjamin Cohen, whereby Mr. Cohen was employed as President and Chief Operating Officer of the Company. The Agreement is for a term of five years and provides for an initial annual base salary of $180,000, to be increased to $250,000 upon completion of this Offering of its securities. Mr. Cohen agreed to a reduction in his salary for 1997. In connection with the Agreement, Mr. Cohen received a grant of 1,164,470 shares of restricted stock. 388,156 shares vested as of January 1, 1997, and the remaining shares vested pro-rata on a monthly basis over the period from February 1, 1997, through January 1, 1999.

      Effective July 1, 1997, the Company entered into a three-year Employment Agreement with George Erfurt. Under such agreement, Mr. Erfurt serves as the Company's Vice President of Sales and receives an annual base salary in the amount of $100,000. In addition, he is entitled to receive a sales commission of 1 1/2% on certain sales he makes of the Company's one-time-use cameras as well as a 1% override commission on all sales of one-time-use cameras. At the time of signing of the Agreement, Mr. Erfurt received 15,000 vested stock options exercisable at a price of $.15 per share, which he subsequently exercised in 1997. He is also entitled to additional options based upon certain performance standards of the Company's sales of one-time-use cameras.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 1998, to the named executive officers.

                         NUMBER OF     %OF TOTAL
                         SECURITIES    OPTIONS/SARS
                         UNDERLYING    GRANTED TO     EXERCISE OR
                         OPTIONS/SARS  EMPLOYEES IN   BASE PRICE  EXPIRATION
NAME                     GRANTED (#)   FISCAL YEAR    ($/SHARES)     DATE
----                     ------------  ------------   ----------- -----------
Dominick M. Seminara         0             0              0            0

Benjamin Cohen               0             0              0            0

Mirco Vietti                 0             0              0            0

1996 STOCK OPTION PLAN

      In March of 1996, as amended in January 1999 and February 1999, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "Plan"). The Plan will work to increase the employees', board of advisors, consultants' and non-employee directors' proprietary interest in the Company and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

      Under the Plan, the Company has reserved an aggregate of 3,500,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") of the Company will administer the Plan, including, without limitation, the selection of the persons who will be granted Plan Options, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

      Plan Options may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

      The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

      Officers, directors, key employees and consultants of the Company and its subsidiaries (if applicable in the future) will be eligible to receive Non-Qualified Options under the Plan. Only employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

      All Plan Options are non-assignable and non-transferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is disabled, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

      The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan, or (ii) changes the definition of an Eligible Person under the Plan.

      As of March 31, 1999, 1,431,883 Plan Options have been granted pursuant to the Plan, all of which were vested as of the date of grant and of which 10,900 Plan Options have been forfeited by the optionee's termination from employment with the Company. As of the same date, 1,379,833 options had been exercised.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1998 to the named executive officers and the unexercised options held as of the end of the 1998 fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                  and 1998 Fiscal Year-End Option/SAR Values

                                                               NUMBER OF SECURITIES  VALUE OF UNEXERCISED
                                                                     UNDERLYING      IN-THE-MONEY OPTIONS/
                             SHARES                              UNEXERCISED OPTION   SARS AT 1998 FISCAL
                            ACQUIRED           VALUE            AT 1998 FISCAL YEAR       YEAR END ($)
                          ON EXERCISE         REALIZED(1)        END(#)EXERCISABLE/       EXERCISABLE/
                              (#)                 ($)              UNEXERCISABLE          UNEXERCISABLE
                          -----------         ----------       --------------------  ----------------------
Dominick M. Seminara           0                    0                    None                    0

Benjamin Cohen                 0                    0                    None                    0

Mirco Vietti                   0                    0                    None                    0

(1) Based on the Company's determination of fair market value of the purchased shares on the option exercise date less the exercise price paid for the shares.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                     ESTIMATED FUTURE PAYOUTS UNDER
                      NUMBER OF SHARES    PERFORMANCE OR              NON-STOCK PRICE-BASED PLANS
                        UNITS OR OTHER  OTHER PERIOD UNTIL
                            RIGHTS         MATURATION OR      THRESHOLD          TARGET             MAXIMUM
                             (#)              PAYOUT           ($OR #)           ($OR #)           ($OR #)
Dominick M. Seminara          0                 0                 0                 0                 0

Benjamin Cohen                0                 0                 0                 0                 0

Mirco Vietti                  0                 0                 0                 0                 0

ITEM 11.
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

      The following table sets forth, as of March 31, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers as a group.

                                NUMBER OF SHARES         PERCENTAGE OF
NAME AND ADDRESS OF             OF COMMON STOCK        OUTSTANDING SHARES
BENEFICIAL OWNERS (1)(2)        BENEFICIALLY OWNED    BENEFICIALLY OWNED (1)
------------------------        ------------------    ----------------------
Dominick M. Seminara (3)        2,172,606                 18.7%

Benjamin Cohen                  1,126,970                  9.7%

Mirco Vietti (4)                2,386,605                 20.6%

Carol J. Seminara (5)           2,172,606                 18.7%

Lisa A. Davidson                  838,970                  7.2%

Deborah A. Vietti (6)           2,386,605                 20.6%
2599 N.W. 63rd Street
Boca Raton, Florida 33496

Richard Proodian                   50,000                  *

George Erfurt                      15,000                  *

Nico B.M. Letschert (7)           202,777                  1.7%
1801 Clint Moore Road
Suite 100
Boca Raton, Florida 33487

Cornelis F. Wit                        --                  *
1801 Clint Moore Road
Suite 100
Boca Raton, Florida 33487

Martin Epstein (8)                 25,000                  *

All Executive Officers and
Directors as a Group
(9 persons)                     6,817,928                  57.6%
--------------------
*Less than 1%

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 1160 B South Rogers Circle, Boca Raton, Florida 33487.

(3) Includes 984,469 shares held by Carol Seminara, Mr. Seminara's wife, as to which Mr. Seminara disclaims beneficial ownership.

(4) Includes 1,001,719 shares held of record by Deborah Vietti, Mr. Vietti's wife, as to which Mr. Vietti disclaims beneficial ownership and 183,166 shares held jointly with his wife.

(5) Includes 1,191,137 shares held by Dominick Seminara, her husband, as to which Mrs. Seminara disclaims beneficial ownership.

(6) Includes 1,201,720 shares held by Mirco Vietti, her husband, as to which Mrs. Vietti disclaims beneficial ownership and 183,166 shares held jointly with her husband.

(7) Includes 202,777 shares underlying warrants issued to Noesis Capital Corp., the placement agent of the Company's 1997 private offering. Mr. Letschert is the beneficial holder of a majority interest in Noesis Capital Corp.

(8) Includes 25,000 shares of Common Stock underlying immediately exercisable options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1992, the Company advanced the sum of $138,098 to Photoline Partners, a general partnership comprised of Dominick Seminara, Carol Seminara, his wife, Mirco Vietti, his son-in-law, Deborah Vietti, his daughter and Mr. Vietti's wife, and Lisa Davidson, his daughter (collectively the "Shareholders"). In 1996, as distributions for the period during which the Company was a Subchapter S corporation, the aggregate additional sum of $117,138 was distributed to the Shareholders.

      On January 1, 1997, in connection with the issuance of shares to the Company's new President, Benjamin Cohen, the Shareholders sold an aggregate of 1,164,470 shares to the Company at a purchase price of $.15 per share. The purchase price for the redeemed shares was paid by the Company's forgiveness and cancellation of the promissory note to Photoline Partners and the forgiveness of the sum of $36,572 of advances due to the corporation by the Shareholders.

      In 1996 and 1997, the Company made certain advances and paid certain expenses to Dominick Seminara, Benjamin Cohen, Mirco Vietti and Lisa Davidson. As of December 31, 1998, the aggregate of these advances which represent loans payable to the Company totalled $433,844. The amount of each of these officers' loan accounts as of December 31, 1998 was $269,840 for Mr. Seminara, $90,448 for Mr. Cohen, $34,005 for Mr. Vietti, and $39,551 for Mrs. Davidson. Although the loans are due on demand, the Company does not currently intend to demand repayment.

      The mortgage on the building owned by the Company has been personally guaranteed by Dominick Seminara and Carol Seminara. In connection with the provision of the guaranty to the bank, the Company and the guarantors entered into an agreement under the terms of which the Company agreed to a transfer of the property to guarantors in the event that the guarantors are required to repay the mortgage to the bank. See "DESCRIPTION OF PROPERTY".

      All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company intends to handle transactions of a similar nature on terms no less favorable to the Company than those available from unaffiliated parties. In addition, any forgiveness of loans must be approved by a majority of the Company's independent directors who do not have an interest in the transaction and who have access, at the Company's expense, to the Company's counsel or independent counsel.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

A.    EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION

1.1   Form of Underwriting Agreement[1.1](2)

2     Articles of Merger[2](1)

3.1   Form of Amended and Restated Articles of Incorporation[3.1](2)

3.2   By-Laws, as amended[3.6](1)

4.1   Designation of Series C Convertible Preferred Stock[4.1](2)

4.2   Form of Warrant Certificate[4.2](1)

4.3   Form of Series A Preferred Stock Certificate[4.3](1)

4.4   Form of Series B Preferred Stock Certificate[4.4](1)

4.7   Form of Underwriters' Purchase Option[4.7](2)

10.1  1996 Stock Option Plan, as amended(3)

10.2 License Agreement between Registrant and Polaroid Corp. dated November 1, 1997[10.2](1)

10.3  Employment Agreement for Benjamin Cohen dated January 1, 1997[10.3](1)

10.4  Employment Agreement for George Erfurt dated July 1, 1997[10.4](1)

10.5  Photoline Standardized Profit Sharing Plan & Trust[10.5](1)

10.6 Loan and Security Agreement between Registrant and LaSalle National Bank dated September 15, 1998[10.6](1)

10.7 Promissory Note of Registrant and Mortgage Deed between Registrant and Mellon United National Bank dated December 16, 1998[10.7](1)

10.8 Consulting Agreement between Registrant and Stedman Walker dated August 26, 1998 ([10.8](3)

10.9 Financial Advisory Agreement between Registrant and Merit Capital Associates, Inc. dated October 1, 1998[10.9](3)

10.10 Manufacturing & Sales Agreement between Registrant, Chengdu Hoist Recording Instrument Co., Ltd. and Mass Chance Electronics dated March 26, 1999[10.10](3)

21    List of Subsidiaries of the Company[21](2)

27.1  Financial Data Schedule*

------------------------
*    Filed herewith

(1) Incorporated by reference to the exhibit number indicated as filed with the Company's Registration Statement on Form 10-SB (File No. 001-14747) as filed with the Commission on December 30, 1998.

(2) Incorporated by reference to the exhibit number indicated as filed with the Company's Registration Statement on Form SB-2 (File No. 333-74111) as filed with the Commission on March 9, 1999.

(3) Incorporated by reference to the exhibit number indicated as filed with the Company's Amendment to the Registration Statement on Form 10-SB (File No. 001-14747) as filed with the Commission on April 13, 1999.

B.   REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PSI INDUSTRIES, INC.


DATE:   April 15, 1999  By:     /S/ DOMINICK M. SEMINARA
                                    Dominick M. Seminara, Chairman
                                    and Chief Executive Officer


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



DATE:   April 15, 1999  /S/ DOMINICK M. SEMINARA
                        Dominick M. Seminara, Chairman, Chief
                        Executive Officer and Principal Executive
                        Officer

DATE:   April 15, 1999  /S/ BENJAMIN COHEN
                        Benjamin Cohen, President, Chief Operations
                        Officer and Director

DATE:   April 15, 1999  /S/ MIRCO VIETTI
                        Mirco Vietti, Director

DATE:   April 15, 1999  /S/ MARTIN D. EPSTEIN
                        Martin D. Epstein, Director and Principal Financial
                        and Accounting Officer

DATE:   April 15, 1999  /S/ LISA A. DAVIDSON
                        Lisa A. Davidson, Director

DATE:   April 15, 1999  /S/ NICO B.M. LETSCHERT
                        Nico B.M. Letschert, Director

DATE:   April 15, 1999  /S/ CORNELIS F. WIT
                        Cornelis F. Wit, Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS           DESCRIPTION

27.1              Financial Data Schedule

                              PSI INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997            F-2

Consolidated Statements of Operations for the years ended
    December 31, 1998 and 1997                                          F-3

Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1998 and 1997                                    F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 1998 and 1997                                        F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-20

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 PSI Industries, Inc.

         We have audited the accompanying consolidated balance sheets of PSI Industries, Inc. (the "Company") as of December 31, 1998, and 1997, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSI Industries, Inc. as of December 31, 1998, and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                     /s/ Feldman Sherb Ehrlich & Co., P.C.
                                     Feldman Sherb Ehrlich & Co., P.C.
                                     Certified Public Accountants

New York, New York
February 26, 1999, except
for note 10 as to which the
date is April 6, 1999

PSI INDUSTRIES, INC.

REPORT ON AUDIT OF CONSOLIDATED
FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1998 AND 1997

                              PSI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       1998           1997
                                                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
    Cash                                                                           $    275,987    $    224,680
    Accounts receivable, net of allowance for doubtful
      accounts of $217,415  in 1998 and $138,142 in 1997                              3,096,434       4,479,636
    Inventories                                                                      12,270,811       5,774,263
    Deferred income taxes                                                               194,324          25,708
    Prepaid expenses and other current assets                                           935,178         272,200
                                                                                   ------------    ------------
                          Total current assets                                       16,772,734      10,776,487

    Notes receivable from and advances to related parties                               458,787         380,613
    Property and equipment, net                                                       1,400,653       1,355,501
    Deferred income taxes                                                                  --
    Other assets                                                                        528,802         624,466
                                                                                   ------------    ------------
                                  Total assets                                     $ 19,160,976    $ 13,137,067
                                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                                         $  4,849,882    $  1,984,426
    Accrued expenses                                                                    233,620         241,460
    Line of credit                                                                    6,425,413       7,103,984
    Notes payable                                                                       303,320            --
    Current portion of long-term notes payable                                           33,328          22,682
                                                                                   ------------    ------------
                     Total current liabilities                                       11,845,563       9,352,552

Deferred income taxes                                                                   194,324          25,708
Long-term notes payable                                                                 632,152         517,196

STOCKHOLDERS' EQUITY:
    Common Stock, $.0001 par value - 20,000,000 shares authorized, 9,985,743 and
      8,836,943 shares issued and outstanding in 1998 and 1997                              999             884
    Convertible Preferred Stock - Series A, $.0001 par value,
      70,000 shares authorized, 48,667 shares issued and
      outstanding, $1,460,010 liquidation value                                               5               5
    Convertible Preferred Stock - Series B, $.001 par value,
      20,000 shares authorized, 15,022 shares issued and
      outstanding, $1,502,200 liquidation value                                              15            --
    Additional paid-in capital                                                        5,024,427       2,512,925
    Deferred compensation                                                                (4,853)        (63,076)
    Stock subscription receivable                                                       (39,747)        (60,747)
    Retained earnings                                                                 1,508,091         851,620
                                                                                   ------------    ------------
                    Total stockholders' equity                                        6,488,937       3,241,611
                                                                                   ------------    ------------

      Total liabilities and stockholders' equity                                   $ 19,160,976    $ 13,137,067
                                                                                   ============    ============

                 See notes to consolidated financial statements

                              PSI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                     ----------------------------
                                                          1998         1997
                                                     ------------    ------------
Net sales                                            $ 28,278,852    $ 23,976,069
Cost of sales                                          22,001,443      19,179,005
                                                     ------------    ------------
Gross profit                                            6,277,409       4,797,064

Selling, general and administrative expenses            4,883,568       4,251,152
Product development costs                                  31,165         408,486
                                                     ------------    ------------
Operating income                                        1,362,676         137,426

Other expenses:
    Interest expense, net of interest income             (633,205)       (582,809)
                                                     ------------    ------------
Income (loss) before income taxes                         729,471        (445,383)
Income tax provision (benefit)                               --           (15,874)
                                                     ------------    ------------
Net income (loss)                                    $    729,471    $   (429,509)

Cumulative preferred stock dividend                        73,000          18,965
                                                     ------------    ------------

Net income to common stockholders                    $    656,471    $   (448,474)
                                                     ============    ============

Net income per common share - basic                  $       0.07    $      (0.06)
                                                     ============    ============

Net income per common share - diluted                $       0.07    $      (0.06)
                                                     ============    ============

Weighted average number of common shares - basic        8,873,967       7,392,619
                                                     ============    ============

Weighted average number of common shares - diluted      9,781,764       7,392,619
                                                     ============    ============

                 See notes to consolidated financial statements.

                              PSI INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Common Stock                  Preferred Stock          Additional
                                                          ---------------------------     --------------------------     Paid - In
                                                            Shares          Amount          Shares          Amount        Capital
                                                          -----------     -----------     -----------    -----------    -----------
Balance at December 31, 1996                                7,767,610     $       777            --      $      --      $   989,494
  Pruchase of treasury stock                               (1,164,470)           (116)           --             --         (174,554)
  Deferred compensation related to issuance of
    1,164,470 shares of common stock in
    connection with an employment agreement                 1,164,470             116            --             --          174,554
  Amortization of deferred compensation                          --              --              --             --             --
  Issuance of Preferred Stock-Series A, net of
    issuance costs of $72,733                                    --              --            48,667              5      1,387,639
  Issuance of common stock for cash                           156,000              16            --             --           15,584
  Issuance of common stock for services                       397,000              40            --             --           59,512
  Issuance of common stock for subscription receivable        516,333              51            --             --           60,696
  Preferred stock dividends                                      --              --              --             --             --
  Net loss                                                       --              --              --             --             --
                                                          -----------     -----------     -----------    -----------    -----------
Balance at December 31, 1997                                8,836,943             884          48,667              5      2,512,925
  Issuance of Preferred Stock-Series B for inventory             --              --            15,022             15      1,502,185
  Issuance of common stock for cash                         1,078,300             108            --             --          858,404
  Issuance of common stock for services                       120,500              12            --             --          155,908
  Cancellation of common stock                                (50,000)             (5)           --             --           (4,995)
  Preferred stock dividends                                      --              --              --             --             --
  Deferred compensation amortization                             --              --              --             --             --
  Net income                                                     --              --              --             --             --
                                                          -----------     -----------     -----------    -----------    -----------
Balance at December 31, 1998                                9,985,743     $       999          63,689    $        20    $ 5,024,427
                                                          ===========     ===========     ===========    ===========    ===========
                                                                             Stock                            Total
                                                            Deferred      Subscription      Retained       Stockholders'
                                                          Compensation     Receivable       Earnings         Equity
                                                           -----------     -----------     -----------     -----------
Balance at December 31, 1996                               $      --       $      --       $ 1,300,094     $ 2,290,365
  Pruchase of treasury stock                                      --              --              --          (174,670)
  Deferred compensation related to issuance of
    1,164,470 shares of common stock in
    connection with an employment agreement                   (174,670)           --              --              --
  Amortization of deferred compensation                        111,594            --              --           111,594
  Issuance of Preferred Stock-Series A, net of
    issuance costs of $72,733                                     --              --              --         1,387,644
  Issuance of common stock for cash                               --              --              --            15,600
  Issuance of common stock for services                           --              --              --            59,552
  Issuance of common stock for subscription receivable            --           (60,747)           --              --
  Preferred stock dividends                                       --              --           (18,965)        (18,965)
  Net loss                                                        --              --          (429,509)       (429,509)
                                                           -----------     -----------     -----------     -----------
Balance at December 31, 1997                                   (63,076)        (60,747)        851,620       3,241,611
  Issuance of Preferred Stock-Series B for inventory              --              --              --         1,502,200
  Issuance of common stock for cash                               --            21,000            --           879,512
  Issuance of common stock for services                           --              --              --           155,920
  Cancellation of common stock                                    --              --              --            (5,000)
  Preferred stock dividends                                       --              --           (73,000)        (73,000)
  Deferred compensation amortization                            58,223            --              --            58,223
  Net income                                                      --              --           729,471         729,471
                                                           -----------     -----------     -----------     -----------
Balance at December 31, 1998                               $    (4,853)    $   (39,747)    $ 1,508,091     $ 6,488,937
                                                           ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.

                              PSI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year ended December 31,
                                                        -------------------------
                                                          1998           1997
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $   729,471   $  (429,509)
                                                        -----------   -----------
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
        Bad debt expense                                    154,000       116,000
        Depreciation                                        126,095        76,500
        Amortization                                         58,223       111,594
        Loss on disposal of asset                              --           3,693
        Deferred income taxes                                  --         (15,874)
        Issuance of common stock for services               155,920        59,551
        Changes in operating assets and liabilities:
          Accounts receivable                             1,229,202    (2,913,824)
          Notes receivable                                     --        (174,670)
          Inventories                                    (4,994,348)      945,194
          Prepaid expenses and other current assets        (662,978)       65,819
          Other assets                                       95,664      (452,462)
          Accounts payable                                2,865,456    (1,627,260)
          Notes payable                                     303,320          --
          Accrued expenses                                   (7,840)      114,758
                                                        -----------   -----------
          Total adjustments                                (677,286)   (3,690,981)
                                                        -----------   -----------
NET CASH PROVIDED BY (USED IN )
        OPERATING ACTIVITIES                                 52,185    (4,120,490)
                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                         (65,158)     (407,055)
Proceeds from disposal of property and equipment               --          15,900
Advances to stockholders                                    (78,174)     (125,377)
                                                        -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                      (143,332)     (516,532)
                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(Payments to) line of credit, net            (678,571)    3,248,955
Proceeds from issuance of common and preferred stock,
        net of issuance costs                               874,512     1,403,244
Principal payments on borrowings                           (550,487)      (14,514)
Proceeds from borrowings                                    570,000          --
Distributions to stockholders                               (73,000)      (18,965)
                                                        -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   142,454     4,618,720
                                                        -----------   -----------
NET INCREASE (DECREASE) IN CASH                              51,307       (18,302)
CASH AT BEGINNING OF YEAR                                   224,680       242,982
                                                        -----------   -----------
CASH AT END OF YEAR                                     $   275,987   $   224,680
                                                        ===========   ===========

                 See notes to consolidated financial statements.

                              PSI INDUSTRIES, INC.

                                                               Years ended
                                                               December 31,
                                                           --------------------
Supplemental disclosures of cash flow information:           1998        1997
                                                           ----------  --------

Noncash investing and financing activities:
Decrease in investment in H& G Venture, Inc. and
     increase in property and equipment                    $     --    $706,455
                                                           ==========  ========
Purchase of equipment for a note payable                   $  106,089  $   --
                                                           ==========  ========
Purchase of common stock in exchange for notes receivable
     from and advances to related parties                  $     --    $174,670
                                                           ==========  ========
Issuance of common stock related to deferred compensation  $     --    $174,670
                                                           ==========  ========
Issuance of common stock for services                      $  155,920  $ 59,552
                                                           ==========  ========
Issuance of common stock for subscriptions receivable      $     --    $ 60,696
                                                           ==========  ========
Reduction of stock receivable for services related to
     issuance of common stock                              $   21,000  $   --
                                                           ==========  ========
Purchase of inventory for preferred stock                  $1,502,200  $   --
                                                           ==========  ========
Interest paid                                              $  661,682  $598,675
                                                           ==========  ========

                 See notes to consolidated financial statements.

                              PSI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
1.  ORGANIZATION

      PSI Industries, Inc. (the "Company") was incorporated in 1986 under the laws of the State of Florida. The Company manufactures and distributes a single-use camera, "The Message Camera." In addition, the Company is a wholesale distributor of photographic film, cameras and ancillary photographic equipment nationwide to wholesale and retail businesses.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.

      B. REVENUE RECOGNITION - Sales are recorded at the time merchandise is shipped and risk of ownership is transferred, and are reported net of estimated returns and allowances.

      C. INVENTORIES - Inventories, consisting primarily of finished goods held for resale, and raw material, are stated at the lower of cost, determined on the average method or market.

      D. PROPERTY AND EQUIPMENT - Property and Equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset which range from 5 to 30 years.

      E. USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      F. PRODUCT DEVELOPMENT COSTS - Costs related to the design and development of The Message Camera are expensed as incurred.

      G. INCOME TAXES - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES.

      H. LONG LIVED ASSETS - The Company has adopted SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with this statement, the Company evaluates the recovery of the carrying amount of its long-lived assets, primarily property and equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that the carrying value of the assets will not be recoverable, as determined based on the estimated non-discounted cash flows of the Company over their remaining estimated useful lives, the carrying amount is reduced by the estimated shortfall of cash flows.

      I. EARNINGS PER SHARE - The Company has adopted SFAS, No. 128, Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

      J. RECENT ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "reporting Comprehensive Income" ("SFAS 130"), and No. 131, Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

      K. FAIR VALUE OF FINANCIAL INSTRUMENTS - The respective carrying value of certain on-balance- sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

3.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in banks and accounts receivable. The credit risk associated with cash in banks is considered low due to the credit quality of the institutions. The Company performs on-going credit evaluations of its trade customers and generally does not require collateral.

      At December 31, 1998 and 1997, accounts receivable include two customers and one customer representing 25% and 18%, respectively, whose balance exceeds 10% of aggregate accounts receivable.

4.  INVENTORIES

      At, December 31, 1998 and 1997, inventories are comprised of the following:
                                     1998            1997
                                 ------------     -----------
Raw materials                    $  1,497,808     $ 1,147,599

Finished goods                     10,773,003       4,626,664
                                 ------------     -----------
                                 $ 12,270,811     $ 5,774,263
                                 ============     ===========

5.  PROPERTY AND EQUIPMENT

      At, December 31, 1998 and 1997, property and equipment is comprised of the following:
                                     1998            1997
                                 ------------     -----------
Building and building
improvements                     $    849,557     $   844,320
Machinery and equipment               488,715         484,583
Furniture and fixtures                332,892         173,044
Vehicles                               71,368          69,338
                                 ------------     -----------
                                    1,742,532       1,571,285
Less: Accumulated depreciation        341,879         215,784
                                 ------------     -----------
                                 $  1,400,653     $ 1,355,501
                                 ============     ===========

6.  LINE OF CREDIT

      On September 15, 1998, the Company entered into a new credit agreement with a bank, which replaced the existing line of credit. The new agreement of up to $12,000,000 provides for borrowings based on a percentage of eligible accounts receivable and inventory. Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) plus 2.25% or, at the financial institution's prime rate(7.75% at December 31, 1998). The loan is due on demand. The credit agreement is collateralized by substantially all assets of the Company. The credit agreement contains covenants that place certain limits on the Company's ability to merge with another entity, incur debt or create liens on assets. In addition the credit agreement requires the Company to meet a tangible net worth test. The credit facility terminates on September 15, 2001 and shall automatically renew from year to year.

      On May 29, 1997, the Company refinanced its existing revolving line of credit. The new line of credit of $7,500,000 provides for borrowings based on a percentage of eligible trade accounts receivable and inventories. Borrowings pursuant to the agreement bear interest, payable monthly, at the financial institution's prime rate plus .25%(8.75% at December 31, 1997) and are due on demand. At December 31, 1997, there was no additional availability under this agreement. This revolving line of credit is collateralized by substantially all accounts receivable and inventories of the Company and is guaranteed by certain stockholders of the Company.

      Prior to May 29, 1997, the Company had a revolving line of credit with a financial institution for $5,000,000 and provided for borrowings based on a percentage of eligible trade accounts receivable and inventories. Borrowings pursuant to the agreement bore interest, payable monthly, at the financial institution's prime rate plus .25% and were due on demand. This revolving line of credit was collateralized by substantially all accounts receivable and inventories of the Company and was guaranteed by certain stockholders of the Company.

7.  DEBT

      Long-term debt consists of the following:
                                                              December 31
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
Mortgage note, payable monthly with
interest at 8% with a balloon payment of
$497,344 due on December 16, 2003,
collateralized by building and building
improvements and guaranteed by the Chief
Executive Officer and his wife                         $ 570,000      $    --

Mortgage note, payable in monthly
principal payments of $1,890 plus
interest at the financial institutions
prime rate plus .50% (9.00% at December
31, 1997) with a balloon payment of
$449,150 due on March 31, 2002,
collateralized by building and building
improvements                                                --          539,878

Leased equipment                                       $  95,480           --
                                                         665,480        539,878
Less current maturities                                  (33,328)       (22,682)

                                                       $ 632,152      $ 517,196
                                                       =========      =========

      Maturities on long-term debt are as follows:

           1999                                      $ 33,328
           2000                                        35,278
           2001                                        35,954
           2002                                        37,177
           2003                                       523,743
                                                     --------
                                                     $665,480
                                                     ========

8.  RELATED PARTY TRANSACTIONS
      On January 1, 1997, in connection with the issuance of shares under an employment agreement (Note 10) certain stockholders' sold 1,164,740 shares of common stock to the Company at a purchase price of $.15 per share totaling $174,670. The purchase price of $174,670 was paid through the reduction of notes receivable and advances to related parties.

      For the year ended December 31, 1998 the Company had approximately $4,500,000 of sales to an affiliate of the holder of its Series B Convertible Preferred Stock for which the Company received payment in inventory which remains at year end. In addition the Company had approximately $2,000,000 of purchases from such affiliate for the year.

      As of December 31, 1998, the Company had notes receivable and advances to related parties, due on demand, totaling $458,787. The Company does not intend to demand repayment prior to January 1, 2000.

9.  INCOME TAXES

       The components of the income tax provision for the year ended December 31, 1998 and 1997 is as follows:
                                             1998              1997
                                        --------------    ---------------
Current                                 $     -           $      -
Deferred                                      -                  (15,874)
Total                                   $     -           $      (15,874)
                                        ==============    ===============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                             1998              1997
                                        --------------    ---------------
Deferred tax assets:
   Net operating loss carryforwards     $       49,060    $        49,587
   Allowance for doubtful accounts              78,932             51,983

   Uniform inventory capitalization             66,332             61,332
Deferred tax assets                            194,324            162,902

Less valuation allowance                         -              (137,194)
                                        --------------    ---------------
Total deferred tax assets                      194,324             25,708
Deferred tax liabilities:
   Fixed assets                              (194,324)           (25,708)

Total deferred tax liabilities               (194,324)           (25,708)
                                        $        -        $       -
  Total net deferred taxes              $        -        $       -
                                        ==============    ===============

      The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 1998 and 1997 is as follows:

                                                 1998        1997
                                              ----------- ----------
Tax at federal statutory rate                     34.00 %   (34.00)%
State taxes, net of federal tax benefit            -          (3.32)
Utilization of Net Operating Loss Carryforward    (34.00)     -
Nondeductible items                                -            2.95

Valuation allowance                                -           30.80
Total                                              -         (3.57)%
                                              =========== ==========

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence , it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $137,194 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $137,194. At December 31, 1998, the Company has available net operating loss carryforwards of approximately $130,000 which expire in the year 2012.

10.  COMMITMENTS

      OPERATING LEASES

      The Company leases vehicles and office equipment under noncancelable operating leases expiring in various years through 2003. The leases require the Company to pay maintenance, taxes and insurance. Future minimum rental commitments under long-term noncancelable operating leases are as follows:

                             Year ending December 31,
                                              1999                  $126,721
                                              2000                    92,580
                                              2001                    65,739
                                              2002                    54,684
                                              2003                    31,918
                                                                    --------
                                                                    $371,642
                                                                    ========
      During the years ended December 31, 1998 and 1997, rent expense was $55,478 and $110,384 respectively.

      AGREEMENTS

      Effective December 1, 1995, the Company entered into an exclusive distributorship agreement with Keepsake, Inc. (Keepsake), a Florida Corporation, from which the Company obtained a license to utilize the intellectual property (technology) of Keepsake in the manufacturing and sale of "The Message Camera." The technology involves the imprint of graphic pictorial representations upon photographic film for these single use cameras. On October 22, 1996, the Company amended this agreement extending the initial term from 5 to 20 years. The agreement provided for monthly royalty payments based on sales of single-use cameras. In order to prevent the termination of the Company's rights under this amended agreement, the Company is required to make certain minimum annual guaranteed royalty payments. During 1997, the Company incurred royalty expense to Keepsake of approximately $538,000 of which $95,667 remains unpaid and is included in trade accounts payable at December 31, 1997. At December 31, 1997, the remaining guaranteed royalty commitment was approximately $23.3 million. However, effective November 1, 1997, the Company discontinued the payments to Keepsake due to a dispute that arose in connection with the validity of Keepsake's patents. On February 20,1998, Keepsake terminated the distributorship agreement and brought a suit against the Company for, among other things, breach of contract. At December 31,1998 and 1997, raw material inventory totaling approximately $273,000 and $434,000, respectively, was being held by Keepsake, and, accordingly, is included in noncurrent other assets. See legal matters below.

      On November 1, 1997 the Company entered into a nonexclusive license agreement with Polaroid, the owner of certain patents, for the manufacture and sale of pre-exposed film for use in The Message Camera. The license agreement with Polariod continues until the patents expire and may be terminated by the Company at any time by 60 days prior written notice. In the event the Company is unable to substantially perform its obligations under the agreement and such default or inability is not cured within 60 days after written notice from Polaroid, then Polaroid may terminate the agreement by giving written notice. The agreement provides for monthly royalty payments of $.30 for each licensed product sold or disposed of or 5% of the net selling price of the licensed product, whichever is greater. During 1998 and 1997, the Company incurred royalty expense to Polaroid of approximately $281,000 and $27,000 respectively, of which $70,741 and $27,000 is included in trade accounts payable at December 31, 1998 and 1997.

      On January 1, 1997, the Company entered into a five-year employment agreement with an officer that requires the Company to pay a minimum compensation of $180,000 per year. At such time as the Company completes an underwritten public offering, the base salary shall increase to $250,000 per year. In addition, the Company issued to this officer 1,164,470 shares of common stock, of which 388,156 vested on January 1, 1997. The remaining shares vested pro rata on a monthly basis over the period from February 1, 1997 through January 1, 1999. Deferred compensation of $4,853 and $63,076 relates to the unvested shares at December 31, 1998 and 1997 respectively, and is being amortized over the vesting period of the related shares.

      On July 1, 1997, the Company entered into a three year employment agreement with an officer that requires the Company to pay a minimum compensation of $100,000 per year, plus commissions. He is also entitled to options based upon certain performance standards being met.

      LEGAL MATTERS

      The Company is a defendant in an action by Keepsake, alleging, among other things, breach of contract (failure to make continuing fee payments, failure to accurately report sales and make payments under its agreements), civil theft, declaratory judgement, specific performance and injunctive relief ( failure to obtain written approval from Keepsake before appointing exclusive sub-distributorships). This action is at the pleadings stage. No trial date has been set. Management believes it has a strong defense in this action; however, given the complexity of the issues involved, it is unable to evaluate the likelihood of a favorable or unfavorable outcome at this time.

      The Company is a defendant in an action filed in the U.S. District Court for the Middle District of Florida (Orlando Division) in November 1998 by Keepsake, Inc. and Laura

      Dobbs. The other defendants are Wallgreen Company, Party City and K-Mart Corp. The action is for, among other things, unfair competition and patent infringement. The Company intends to vigorously contest the complainants' claims.

      In December, 1998, the Company commenced an action in the Circuit Court of Palm Beach County, Florida against Keepsake, Inc., The Edge Sports, Promotional Designs, Inc., Playboy Enterprises, Inc. and Custom Camera Design. In the action, the Company is seeking damages and injunctive relief for claims of trademark infringement, tradename infringement, trade dress infringement and unfair competition arising out of the defendants' manufacture, marketing, distribution and sale of a disposable, single-use camera containing, among other things, the Company's trademark, Message Camera (TM), as well as the Company's tradename, PSI Industries, Inc. Defendants' responses to the complaint have not yet been served.

      On April 6,1999, the Company and Keepsake, Inc. entered into a Mediated Settlement Agreement whereby the Company agreed to pay Keepsake $ 850,000 within 90 days, subject to, and conditioned upon the funding of the Company's pending private placement in an amount not less than $ 4,000,000. Such payment shall be in full and final settlement of all claims arising in actions filed in the Circuit Court of Orange County, Florida, the U.S. District Court for the Middle District of Florida (Orlando Division) and the Circuit Court of Palm Beach County, Florida. In the event the Company does not make payment within 48 hours of receipt of funding, Keepsake shall be entitled to a judgement in the amount of $ 850,000 upon the filing of an affidavit with notice to defendants.

      In June of 1998, the Company commenced an action against Jonathan Barash, a former employee. In this action, the Company seeks injunctive relief and damages for breach of a confidentiality agreement and misappropriation of trade secrets. As of October 30, 1998, the Company had succeeded in obtaining a temporary injunction against Mr. Barash, enjoining him from using, communicating, disclosing, disseminating and misappropriating any documents, information or computer records as well as any trade secret information. He is also enjoined from soliciting and contacting the Company's customers, distributors and sales representatives and from competing with the Company through and including May 9, 1999 and must return all originals and copies of the Company's documents and computer records.

      The Company is one of 28 defendants in an action by Fuji Film, alleging violation of a number of its patents. On February 26, 1999 the Administrative Law Judge ruled in favor of Fuji potentially eliminating the Company's use of recycled cameras. Although such ruling is not the final decision of the International Trade Commission, nor is it binding or enforceable, there can be no assurance the International Trade Commission will change such ruling. However, the Company has completed the design and development of a new 35mm camera which management believes should eliminate any potential conflict or infringement within any of the Fuji patents. Therefore even if Fuji Film prevails, the Company believes that this will not have a material effect on the Company's business.

11.  EMPLOYEE BENEFIT PLANS

      The Company has a defined contribution profit sharing plan, covering substantially all employees with more than one year of service. Contributions for the profit sharing plan are discretionary and determined by the Company's Board of Directors. During the years ended December 31, 1998 and 1997, no contributions were made to this plan

12.  STOCKHOLDERS' EQUITY

      In April 1997, the Company issued 90,000 shares of its Common Stock to four employees in connection with the exercise of stock options. The Company received proceeds of $9,000.

      In June 1997, the Company issued 40,000 shares of its Common Stock to two attorneys for legal services rendered.

      In July 1997, the Company issued 15,000 shares of its Common Stock to a consultant in consideration for consulting services rendered.

      In August 1997, the Company issued 30,000 shares of its Common Stock to two employees for a purchase price of $.10 per share in connection with the exercise of stock options.

      In August 1997, the Company issued 1,164,470 shares of its Common Stock to its President, Benjamin Cohen. The stock was issued pursuant to the terms of an employment agreement.

      In October 1997, the Company issued 183,167 shares of its Common Stock to both its Chief Executive Officer and its Executive Vice President, and 30,000 shares of its Common Stock to a former officer, in connection with the exercise of stock options. Both current officers paid $.11 per share and the former officer paid $.10 per share by delivery of promissory notes.

      In December 1997, the Company issued 15,000 shares of its Common Stock to its Vice President of Sales, in connection with the exercise of stock options. The Company received $.15 per share.

      In December 1997, the Company issued 5,000 shares of its Common Stock to an accountant for professional services rendered which were not related to the auditing of the Company's financial statements.

      In December 1997, the Company issued 335,000 shares to a consultant for services rendered, of which 285,000 have been delivered and 50,000 shares were cancelled in May of 1998.

      In December 1997, the Company completed a private placement of 48,667 shares of Series A Convertible preferred stock with a $.0001 par value, at $30.00 per share for an aggregate offering price of $1,460,010.

      The Series A Convertible preferred stock provides for payment of semiannual cash dividends of 5% per annum ($73,000 and $18,695 for the years ended December 31, 1998 and 1997 respectively). Each share of Series A Convertible preferred stock is convertible at the option of the holder into twenty shares of the Company's common stock, $.0001 par value, equivalent to a price of $1.50 per share of common stock.

      At any time after one year from the date of issuance, the Company can require that all outstanding shares of the Series A Convertible preferred stock be automatically converted at the conversion price then in effect if at any time (i) the closing bid price of the Company's common stock has exceeded $7.50 per share for a period of 20 consecutive trading days, (ii) the Company's common stock has been listed on NASDAQ or another national securities exchange and (iii) a registration statement covering the shares of common stock issuable upon conversion of the Series A Convertible preferred stock has been filed with the Securities and Exchange Commission and declared effective. The holders of the Series A convertible preferred stock are entitled to such number of votes as are equal to the number of shares into which their holdings are convertible and vote together with the holders of the Company's common stock.

      In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to share ratably, with all other holders of preferred stock all assets remaining available for distribution after payment of liabilities, but before any payments are made to the holders of Common Stock, up to $30.00 per share, plus any accrued but unpaid dividends.

      In connection with this private placement, the Company issued warrants to purchase 202,777 shares of common stock to the placement agent. The warrants are exercisable at $1.50 per share after December 30, 1998 and prior to December 30, 2003.

      In the period from September 1997 through May 1998, the Company issued 176,800 shares of its Common stock to eleven employees and one former employee in connection with their exercise of stock options at per share prices ranging from $.10 to $.25.

      In July 1998, the Company issued 15,022 shares of its Series B Convertible Preferred Stock to a manufacturer of its products in satisfaction of an obligation to pay the manufacturer the sum of $1,502,200. The holders of the Series B Convertible Preferred Stock do not have any voting rights and do not receive any dividends. Each share of Series B Convertible Preferred Stock is convertible into 33.3 shares of Common Stock at any time.

      In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to share ratably, with all other holders of preferred stock all assets remaining available for distribution after payment of liabilities, but before any payments are made to the holders of Common Stock, up to $100.00 per share.

      In September 1998, the Company issued 62,500 shares of its Common Stock to two investors for gross proceeds of $125,000 in connection with a private placement.

      In September 1998, the Company issued 7,500 shares to a public relations firm, for services to be rendered.

      In September 1998, the Company issued an aggregate of 15,000 shares to two accountants in return for professional services to be rendered which were not related to the auditing of the Company's financial statements.

      In October 1998, the company issued 100,000 shares to an investment banking firm for services to be rendered pursuant to a financial advisory agreement.

      In November 1998, the Company issued an aggregate of 975,000 shares of its Common Stock to six investors for aggregate proceeds of $875,000.

14.  STOCK OPTION PLAN

      On March 15, 1996, the Company established the PSI Industries, Inc. 1996 Stock Option Plan (the "Plan"). The Plan was amended January 1999 and February 1999. Under the Plan, the Company has reserved 3,500,000 shares of Common Stock for issuance pursuant to options granted under the Plan.

      From July 1, 1997 through December 31, 1997 the Company granted options to its employees to purchase 135,000 shares of its common stock at an exercise price of $.15 per share and 9,050 shares at an exercise price of $.25 per share. The exercise prices were determined by the Board of Directors to be the market value at the date of grant, and, therefore, no compensation expenses was recognized. Under the Plan, incentive stock options ("ISOs") may be granted at an exercise price of not less than the market value at the date of grant, except for ISOs granted to a 10% or greater stockholder, for which the exercise price is no less than 110% of the market value at the date of grant.

      Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employees stock options under the fair value method of that statement. The fair value of outstanding options was estimated at the date of grant using the minimum value method, using the following assumptions: risk free rate of 5.11% for 1998 and 1997, no expected dividends and weighted average expected life of the options of 2.7 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on the assumptions utilized above, the pro forma impact on net income (loss) for 1998 and 1997 is not materially different from amounts reported.

      As of December 31, 1998, 759,383 options have been granted, all of which were vested at the date of grant and of which 4,200 have been forfeited by the optionee's termination from employment with the Company. As of the same date, 740,633 options had been exercised.

15.  EARNINGS PER SHARE
      The following table sets forth the computation of basic and diluted earnings per share:
                                                       Year Ended December 31
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------
Numerator:
Net (loss) income                                    $   729,471    $  (429,509)
Dividend on Series A preferred stock                      73,000        (18,965)
                                                     -----------    -----------
Numerator for basic and diluted earnings
(loss) per share-income available to
common stockholders                                  $   656,471    $  (448,474)
                                                     -----------    -----------
Denominator:
Denominator for basic earnings (loss)
per share-weighted average shares
outstanding                                            8,873,967      7,392,619
Effect of dilutive securities
Options                                                   28,949           --
Warrants                                                 128,480           --
Preferred Stock                                          750,368           --
                                                     -----------    -----------
Denominator for diluted earnings (loss)
per share-adjusted weighted average and
assumed conversions                                    9,781,764      7,392,619
                                                     -----------    -----------
Basic earnings (loss) per share                      $      0.07    $     (0.06)
                                                     -----------    -----------
Diluted earnings (loss) per share                    $      0.07    $     (0.06)
                                                     -----------    -----------

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

 27.1          Financial Data Schedule