Form 10QSB
period 1999-03-31
PSI INDUSTRIES INC
filed 1999-05-24
CIK 80968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ }    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                             Commission File Number:

                              PSI INDUSTRIES, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

         FLORIDA                                     59-2736501
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              1160 B South Rogers Circle, Boca Raton, Florida 33487
                    (Address of principal executive offices)

                                 (561) 997-1133
                           (Issuer's telephone number)

              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,600,777 shares of Common Stock as of May 15, 1999.

                              PSI INDUSTRIES, INC.

                                      INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements (unaudited)

                           Balance Sheet - March 31, 1999

                           Statements of Operations for the Three Months Ended March 31, 1999 and 1998

                           Statements of Cash Flows for the Three Months Ended March 31, 1999

                           Notes to Consolidated Financial Statements

Item 2.                    Management's Discussion and Analysis and Plan of
                           Operations

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings

Item 2.                    Changes in Securities and Use of Proceeds

Item 5.                    Other Information

                              PSI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                March 31, 1999      1998
                                                                                --------------   ------------
                                                                                  (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalent                                                     $    192,416    $    275,987
    Accounts receivable, net of allowance for doubtful accounts
        of $247,780 in 1999 and $217,415 in 1998                                    5,516,563       3,096,434
    Inventories                                                                    11,474,821      12,270,811
    Deferred income taxes                                                             194,324         194,324
    Prepaid expenses  and other current assets                                      1,172,982       1,108,178
                                                                                 ------------    ------------
Total current assets                                                               18,551,106      16,945,734

Notes receivable  from and advances to related parties                                467,574         458,787
Property and equipment, net                                                         1,374,577       1,400,653
Other assets                                                                          633,950         528,802
                                                                                 ------------    ------------

Total assets                                                                     $ 21,027,207    $ 19,333,976
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                                       $  6,163,230    $  4,849,882
    Accrued expenses                                                                  291,921         233,620
    Notes payable                                                                     124,610         303,320
    Line of credit                                                                  6,854,279       6,425,413
    Current portion of long-term notes payable                                         33,328          33,328
                                                                                 ------------    ------------
Total current liabilities                                                          13,467,368      11,845,563

Deferred income taxes                                                                 194,324         194,324
Long-term notes payable                                                               623,685         632,152

STOCKHOLDERS' EQUITY:
    Convertible Preferred Stock-Series A $.0001 par value,
    70,000 shares authorized,  48,667 shares issued and
    outstanding  in 1998,  $1,460,010 liquidation value                                  --                 5
    Convertible Preferred Stock-Series B $.001 par value,
    20,000 shares authorized, 15,022 shares issued and
    outstanding, $1,502,200 liquidation value                                              15              15
    Common Stock, $.0001 par value-60,000,000 shares authorized, 11,600,777
    and 9,985,743 shares issued and outstanding in 1999 and 1998, respectively          1,160             999
    Paid-in capital                                                                 9,629,045       9,052,777
    Stock subscription receivable                                                    (605,747)        (39,747)
    Accumulated  deficit                                                           (2,282,643)     (2,352,112)
                                                                                 ------------    ------------
Total  stockholders' equity                                                         6,741,830       6,661,937
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $ 21,027,207    $ 19,333,976
                                                                                 ============    ============

                 See notes to consolidated financial statements

                               PSI INDUSTRIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three Months Ended March 31,
                                                                    ------------------------------------------------
                                                                           1999                         1998
                                                                    -------------------          -------------------
                                                                        (Unaudited)                  (Unaudited)

Net sales                                                           $         7,152,084          $         6,601,617
Cost of sales                                                                 5,672,173                    5,202,593
                                                                    -------------------          -------------------
Gross profit                                                                  1,479,911                    1,399,024


Selling, general and administrative expenses                                  1,190,846                    1,049,307
Product development costs                                                        51,915                       54,435
                                                                    -------------------          -------------------
Operating income                                                                237,150                      295,282

Other expenses:
      Interest expense, net of interest income                                  149,431                      135,056
                                                                    -------------------          -------------------
Income before income taxes                                                       87,719                      160,226
Income tax provision                                                                -
                                                                    -------------------          -------------------
Net income                                                          $            87,719          $           160,226

Cumulative preferred stock dividend                                              18,250                       18,250
                                                                    -------------------          -------------------

Net income to common stockholders                                   $            69,469          $           141,976
                                                                    ===================          ===================

Net income per common share-basic                                   $              0.01          $              0.02
                                                                    ===================          ===================

Net income per common share-diluted                                 $              0.01          $              0.01
                                                                    ===================          ===================

Weighted average number of common shares-basic                               10,546,818                    8,841,721
                                                                    ===================          ===================

Weighted average number of common shares-diluted                             10,579,204                    9,911,080
                                                                    ===================          ===================


          See notes to consolidated financial statements

                              PSI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                      1999              1998
                                                                                  -----------       ------------
                                                                                  (Unaudited)       (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income                                                                      $     87,719      $    160,226
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Bad debt expense                                                                    30,000            27,000
    Depreciation                                                                        33,096            27,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (2,450,129)         (846,044)
      Inventories                                                                      722,280           247,331
      Prepaid expenses and other current assets                                        (64,804)           45,962
      Other assets                                                                    (105,148)          250,685
      Accounts payable                                                               1,313,348         1,203,303
      Accrued expenses                                                                  58,301          (119,701)
      Notes payable                                                                   (105,000)
                                                                                  ------------      ------------
             Total  Adjustments                                                      (568,056)          835,536
                                                                                  ------------      ------------
 NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES                                 (480,337)          995,762
                                                                                  ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                    (7,021)         (100,738)
 Advances to stockholders                                                               (8,787)           (9,009)
                                                                                  ------------      ------------
 NET CASH USED IN INVESTING ACTIVITIES                                                 (15,808)         (109,747)
                                                                                  ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from/(payments to) line of credit, net                                       428,866          (375,476)
 Proceeds from issuance of common and preferred stock, net of issuance costs            10,425               698
 Principal payments on borrowings                                                       (8,467)           (7,801)
 Distributions to stockholders                                                         (18,250)          (18,250)
                                                                                  ------------      ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   412,574          (400,829)
                                                                                  ------------      ------------

 NET (DECREASE) INCREASE IN CASH                                                       (83,571)          485,186
 CASH AT BEGINNING OF PERIOD                                                           275,987           224,680
                                                                                  ------------      ------------
 CASH AT END OF OF PERIOD                                                         $    192,416      $    709,866
                                                                                  ============      ============


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of PSI Industries, Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes there to include in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       STOCKHOLDERS' EQUITY

         In January 1999, the Company issued 641,500 shares of its Common Stock to five employees in connection with the exercise of stock options. The Company received proceeds of $576,375.

         In March 1999, the Company issued 200 shares of its Common Stock to one employee in connection with the exercise of stock options. The Company received proceeds of $50.

         In March 1999, 48,667 shares of Series A Convertible Preferred Stock was converted into 973,334 shares of the Company's common stock, $.0001 par value.

3.       STOCK OPTION PLAN

         From January 1, 1999 to March 31, 1999, the Company granted options to some of its employees to purchase 672,500 shares of its common stock at an exercise price of $.90 per share.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

General

         The Company was organized in 1986 to engage in the wholesale distribution of branded cameras, photographic film, ancillary photographic equipment and other proprietary photographic products. Since its formation, the Company has evolved into a major national wholesaler distribution Company to over 20,000 specialty retailers, mass-market merchandisers and wholesalers. Since 1987, the Company's revenues have increased on an annual basis from $1,000,000 to approximately $28,000,000 in 1998. The Company has been profitable throughout these years except for 1997.

         In 1995 management decided to focus its distribution efforts on higher margin products such as branded cameras and ancillary photographic equipment. Beginning in the latter part of 1995, the Company embarked on a program of identifying, acquiring and developing a proprietary line of cameras. In 1996, through the acquisition of exclusive distribution and manufacturing rights to The Message Camera(TM), an innovative, single-use disposable camera which allows for the application of full-color messages and graphics to pre-exposed film, and the development of its Smiletime(TM) camera, a proprietary line of high-quality 35mm single-use cameras, the Company was able to add products with significantly higher profit margins and to expand its marketing to other channels of distribution.

Results of Operations

         The following table sets forth the periods indicated the percentage of revenues represented by certain items reflected in the Company's Statements of Operations.

                             Percentage of Revenues

                                                 Three months ended March 31,
                                                   1999                1998
                                                   ----                ----

Net Sales                                          100.00%             100.00%
Cost of Sales                                       79.31%              78.81%
                                                   -------             -------

Gross Profit                                        20.69%              21.19%


Selling, General and
 Administrative Expenses                            16.65%              15.89%

Product Development Costs                             .73%                .82%
                                                    ------              ------

Operating Income                                     3.31%               4.48%

Other Expenses:

         Interest Expense, Net of
           Interest Income                           2.09%               2.05%
                                                    ------              ------

Income (Loss) before Income Taxes                    1.22%               2.43%

Income Tax Provision (Benefit)                          0%                  0%
                                                    ------              ------

Net income                                           1.22%               2.43%
                                                    ======              ======


Three months ended March 31, 1999 and March 31, 1998

NET SALES:

         The Company's net sales for the three months ended March 31, 1999 were $7,152,084 compared to $6,601,617 for the three months ended March 31, 1998, an increase of $550,467 or 8.3%. The increase in net sales was primarily attributable to an increase in the volume from existing ancillary imaging product customers.

GROSS PROFIT:

         Gross profit for the three months ended March 31, 1999 was $1,479,911 compared to $1,399,024 for the three months ended March

31, 1998, an increase of $80,887 or 5.8%. As a percentage of sales, gross profit decreased to 20.7% for the three months ended March 31, 1999 from 21.2% for the three months ended March 31, 1998. The decrease in gross profit as a percentage of sales is due to a change in the product mix, principally a substantial increase in sales of ancillary imaging products, which carry a smaller profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expenses for the three months ended March 31, 1999 were $1,190,846 compared to $1,049,307 for the three months ended March 31, 1998, an increase of $141,539 or 13.5%. As a percentage of sales, these expenses increased to 16.7% for the three months ended March 31, 1999 from 15.9% for the three months ended March 31, 1998. Of the dollar increase, $52,231 represented increased payroll costs in connection with the hiring of additional personnel to support the growth in sales, $52,375 represented increased professional fees in connection with litigation, financing and other corporate matters, $35,940 represented increased insurance expenses principally as a result of acquiring Directors & Officers Liability Insurance, offset by a decrease of $25,067 in advertising and promotion expenses. The remaining dollar increase was attributable to various selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS:

         Product Development costs for the three months ended March 31, 1999 were $51,915 compared to $54,435 for the three months ended March 31, 1998, a decrease of $2,520 or 4.6%. As a percentage of sales, these costs decreased to
 .7% for the three months ended March 31, 1999 from .8% for the three months ended March 31, 1998.

INTEREST EXPENSE NET OF INTEREST INCOME:

         Interest expense net of interest income for the three months ended March 31, 1999 was $149,431 compared to $135,056 for the three months ended March 31, 1998 an increase of $14,375 or 10.6%. As a percentage of sales, these expenses increased to 2.1% for the three months ended March 31, 1999 from 2.0% for the three months ended March 31, 1998. The dollar increase in interest expense was attributable to increased borrowings on the line of credit required to finance the Company's growth.

PROVISION FOR INCOME TAXES:

         For the three months ended March 31, 1999 and March 31, 1998, the Company did not record a provision for income taxes due to the utilization of the 1997 net operating loss carry forward.

NET INCOME:

         As a result of the foregoing, net income for the three months ended March 31, 1999 was $87,719 compared to net income of $160,226 for the three months ended March 31, 1998 a decrease of $72,507.

TURNOVER RATIOS:

         For the three months ended March 31, 1999, and March 31, 1998 inventory turned once every three months. For the three months ended March 31, 1999 Accounts Receivable turned about every 60 days compared to 75 days for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company has financed its cash requirements primarily through operations, borrowings on its bank credit line and sales of its securities. The Company also issued shares of Preferred Stock in order to finance an acquisition of inventory during 1998.

         The Company's bank credit facility currently permits borrowings of up to $12,000,000 against a fixed percentage of eligible accounts receivable and inventory. The interest rate on the line is at the financial institutions prime rate or the LIBOR rate plus 225 basis points. The amount borrowed under the credit facility varies based on the Company's cash requirements. The credit facility is collateralized by substantially all of the assets of the Company. As of March 31, 1999 the interest rate that was in effect was 7.75% and $6,854,279 was outstanding and classified as a short-term liability. The credit facility terminates on September 15, 2001 and shall automatically renew itself from year to year.

         As of March 31, 1999 the Company had working capital of $5,083,738. Operating activities used cash of $480,337 primarily due to an increase in accounts receivable of $2,450,129 which was partially offset by a decrease in inventories of $722,280 and net income of $87,719. Net cash used in investing activities was $15,808 reflecting the purchase of certain fixed assets and advances to stockholders. Financing activities provided cash of $412,574 primarily due to an increase in the borrowings from the Company's bank credit facility.

         The Company is not currently generating sufficient working capital to fund its projected expansion of operations. The Company believes that to create a substantial increase in sales of The Message Camera(TM) product line, it will be necessary to commence a national advertising campaign. In addition, expansion of operations will require capital infusions to fund purchase of inventory and to meet the Company's working capital needs. Accordingly, the Company is actively exploring several possibilities of raising additional capital through the issuance of its securities. In this regard, in October 1998, the Company entered into an agreement with an investment banking firm to act as a placement agent in connection with a proposed offering of up to $10,000,000 of senior subordinated debt. As consideration for services rendered by the investment banking firm, the Company agreed to pay a cash transaction fee of 6% of the gross proceeds, and all reasonable out of pocket and investors' counsel expenses. In addition, upon consummation of the financing in an amount of no less than five million dollars, the Company will pay the investment banker fifty thousand dollars and issue twenty five thousand shares of the Company's common stock and issue warrants to purchase shares of the Company's common stock in an amount equal to three percent of the investment arranged or committed at an exercise price per share substantially the same as the one issued to investors in the financing. As of this date, the composition of the units has not been determined. The specific terms of the debt securities will be subject to negotiation with potential investors. In March, 1999, the Company submitted to the Securities and Exchange Commission a registration statement for the purpose of raising $4,800,000 through the sale of 800,000 shares of its Series C Preferred stock along with 800,000 Series II common stock purchase warrants. There can be no assurances that the Company will be successful in obtaining additional financing in connection with these or any other financing possibility on terms acceptable to the Company, or at all.

         In March 1999 the Company signed a three year Manufacturing and Sales agreement with Chendgu Hoist Recording Instrument CO., Ltd. And Mass Chance Electronics. The Company is to receive a $5 million U.S. line of open credit to purchase product from Hoist and Mass Chance Electronics. Credit will be extended based on the interest rate per annum as published by the Central Bank of China at the time of shipment, plus 10% of the interest rate added to the published rate. The Company agrees to repay the obligations, 50%, 25% and 25% on each invoiced shipment in 30, 60 and 90 days after U.S. Customs clearance, respectively. Upon approval by the Board of Directors as security for the credit line, the Company will issue, in escrow, an amount of preferred stock up to a stated value of $5 million dollars. The shares of the newly created series of preferred stock will be designated as Series D convertible preferred stock. The preferred stock will be convertible into common stock solely upon any default in the obligation to Hoist at a conversion price equal to the average closing bid price of the common stock for the five trading days preceding the default. The preferred stock will not be assigned, transferred or sold by Hoist until an event of default occurs with respect to the obligation.

         On April 6, 1999, the Company and Keepsake, Inc. entered into a Mediated Settlement Agreement whereby the Company agreed to pay Keepsake $850,000 within 90 days, subject to, and conditioned upon, the funding of the Company's pending private placement in an amount not less than $4,000,000. Such payment shall be in full and final settlement of all claims arising in actions filed in the Circuit Court of Orange County, Florida, the U.S. District Court for the Middle District of Florida (Orlando Division) and the Circuit Court of Palm Beach County, Florida. This settlement included mutual covenants wherein each party agrees not to litigate against each other, forever, for infringement of their respective patents relating to imprinting latent images on photographic 35mm film. In the event the Company does not make payment within 48 hours of receipt of the funding, Keepsake shall be entitled to a judgment in the amount of $850,000 upon the filing of an affidavit of nonpayment with notice to defendants. As a result of this agreement, the Company will capitalize all costs and cash payments directly attributable to the use of the Keepsake, Inc patents. Of the $850,000 being paid to Keepsake Inc., $100,000 is being borne by the Company's product liability insurance company.

Year 2000:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

         Certain statements contained in this Section and elsewhere in this Registration Statement regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, amount other things.

                           PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

         On April 6, 1999, the Company and Keepsake, Inc. entered into a Mediated Settlement Agreement whereby the Company agreed to pay Keepsake $850,000 within 90 days, subject to, and conditioned upon, the funding of the Company's pending private placement in an amount not less than $4,000,000. Such payment shall be in full and final settlement of all claims arising in actions filed in the Circuit Court of Orange County, Florida, the U.S. District Court for the Middle District of Florida (Orlando Division) and the Circuit Court of Palm Beach County, Florida. This settlement included mutual covenants wherein each party agrees not to litigate against each other, forever, for infringement of their respective patents relating to imprinting latent images on photographic 35mm film. In the event the Company does not make payment within 48 hours of receipt of the funding, Keepsake shall be entitled to a judgment in the amount of $850,000 upon the filing of an affidavit of nonpayment with notice to defendants.

ITEM 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)            Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                             PSI INDUSTRIES, INC.

                                             By:/s/ Dominick Seminara
                                                --------------------------------
                                             Dominick Seminara, Chairman and
                                             Chief Executive Officer

                                             By:/s/ Martin Epstein
                                                --------------------------------
                                             Martin Epstein, Secretary,
                                             Treasurer and Principal
                                             Financial and Accounting Officer

DATED:  May 24, 1999

                                 EXHIBIT INDEX

EXHIBIT NUMBER         DESCRIPTION
--------------         -----------

      27.1             Financial Data Schedule