Form 10QSB
period 1999-06-30
PSI INDUSTRIES INC
filed 1999-10-14
CIK 80968

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        -------------    ---------------

                             Commission File Number:
                                                    ---------------

                              PSI INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             FLORIDA                                            59-2736501
             -------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 1160 B South Rogers Circle, Boca Raton, Florida
                 -----------------------------------------------
                 33487 (Address of principal executive offices)

                                 (561) 997-1133
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,600,777 shares of Common Stock as of September 1, 1999.

                              PSI INDUSTRIES, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION
              ---------------------

Item 1.          Financial Statements (unaudited)

                 Balance Sheet - June 30, 1999

                 Statements of Operations for the Three Months and Six Months Ended June 30, 1999 and 1998

                 Statements of Cash Flows for the Six Months Ended June 30, 1999

Item 2.          Management's Discussion and Analysis and Plan of Operations


PART II.      OTHER INFORMATION
              -----------------

Item 1.          Legal Proceedings

Item 5.          Other Information

                              PSI INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                    Contents


                  Consolidated Balance Sheets                             1

                  Consolidated Statements of Operations                   2

                  Consolidated Statements of Cash Flow                    3

                      PSI INDUSTRIES, INC.

                   CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31,
                                                                                        June 30, 1999           1998
                                                                                        -------------       ------------
                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalent                                                            $     13,653        $    275,987
    Accounts receivable, net of allowance for doubtful accounts
        of $2,096,085 in 1999 and $217,415 in 1998                                         2,228,051           3,096,434
    Inventories                                                                            3,371,753          12,270,811
    Deferred income taxes                                                                    194,324             194,324
    Prepaid expenses  and other current assets                                               122,032           1,108,178
                                                                                        ------------        ------------
Total current assets                                                                       5,929,813          16,945,734

Notes receivable  from and advances to related parties                                       473,611             458,787
Property and equipment, net                                                                1,347,103           1,400,653
Other assets                                                                                 254,579             528,802
                                                                                        ============        ============

Total assets                                                                            $  8,005,106        $ 19,333,976
                                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                                              $  7,249,329        $  4,849,882
    Accrued expenses                                                                         344,844             233,620
    Notes payable                                                                            124,610             303,320
    Line of credit                                                                         6,597,587           6,425,413
    Current portion of long-term notes payable                                                33,328              33,328
                                                                                        ------------        ------------
Total current liabilities                                                                 14,349,698          11,845,563

Deferred income taxes                                                                        194,324             194,324
Long-term notes payable                                                                      613,755             632,152

STOCKHOLDERS' EQUITY:
    Convertible Preferred Stock-Series A $.0001 par value,
    70,000 shares authorized,  48,667 shares issued and
    outstanding  in 1998,  $1,460,010 liquidation value                                         --                     5
    Convertible Preferred Stock-Series B $.001 par value,
    20,000 shares authorized, 15,022 shares issued and
    outstanding, $1,502,200 liquidation value                                                     15                  15
    Common Stock, $.0001 par value-60,000,000 shares authorized, 11,600,777
    and 9,985,743 shares issued and outstanding in 1999 and 1998, respectively                 1,160                 999
    Paid-in capital                                                                        9,629,045           9,052,777
    Stock subscription receivable                                                           (605,747)            (39,747)
    Accumulated  deficit                                                                 (16,177,144)         (2,352,112)
                                                                                        ------------        ------------
Total  stockholders' equity                                                               (7,152,671)          6,661,937
                                                                                        ------------        ------------
Total liabilities and stockholders' equity                                              $  8,005,106        $ 19,333,976
                                                                                        ============        ============


                      PSI INDUSTRIES INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                                  ---------------------------            -------------------------
                                                                   1999                 1998               1999              1998
                                                                   ----                 ----               ----              ----
                                                                (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
Net sales                                                       $  4,999,361       $  6,713,286      $ 12,151,444       $ 13,628,846
Cost of sales                                                     14,287,311          4,252,764        19,959,484         10,356,507
Gross profit                                                      (9,287,950)         2,460,522        (7,808,040)         3,272,339

Selling, general and administrative expenses                       4,368,435          1,195,438         5,559,281          2,111,761
Product development costs                                             51,980             40,237           103,895             66,178
Operating income                                                 (13,708,365)         1,224,847       (13,471,216)         1,094,400

Other expenses:
      Interest expense, net of interest income                       186,137            169,015           335,567            304,071
Income before income taxes                                       (13,894,502)         1,055,832       (13,806,783)           790,329
Income tax provision                                                    --              137,637              --              137,637
Net income                                                      $(13,894,502)      $    918,195      $(13,806,783)      $    652,692

Cumulative preferred stock dividend                                   18,250             18,250            36,500

Net income to common stockholders                               $(13,894,502)      $    899,945      $(13,825,033)      $    616,192
                                                                ============       ============      ============       ============

Net income per common share-basic                               $      (1.20)      $       0.10      $      (1.25)      $       0.07
                                                                ============       ============      ============       ============

Net income per common share-diluted                             $      (1.20)      $       0.09      $      (1.25)      $       0.06
                                                                ============       ============      ============       ============

Weighted average number of common shares-basic                    11,600,777          8,867,523        11,076,709          8,854,661
                                                                ============       ============      ============       ============

Weighted average number of common shares-diluted                  11,600,777          9,829,017        11,076,709          9,903,643
                                                                ============       ============      ============       ============

                       PSI INDUSTRIES INC.

              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                       Six months ended June 30,
                                                                                                       -------------------------
                                                                                                      1999                 1998
                                                                                                      ----                 ----
                                                                                                   (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income (loss)                                                                                 $(13,806,783)       $    652,692
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
   Bad debt expense                                                                                   1,895,000              42,000
   Depreciation                                                                                          66,192              42,000
   Issuance of common stock for services                                                                  1,200
   Changes in operating assets and liabilities:
     Accounts receivable                                                                             (1,026,617)           (574,911)
     Inventories                                                                                      8,825,348            (866,150)
     Prepaid expenses and other current assets                                                          986,146             (23,470)
     Other assets                                                                                       274,223             464,973
     Accounts payable                                                                                 2,399,447             504,727
     Accrued expenses                                                                                   111,224             (14,840)
     Notes payable                                                                                     (105,000)
                                                                                                   ------------        ------------

             Total  Adjustments                                                                      13,425,963            (424,471)
                                                                                                   ============        ============

NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES                                                   (380,820)            228,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                                     (12,642)            (44,411)
Advances to stockholders                                                                                (14,824)             (8,046)
NET CASH USED IN INVESTING ACTIVITIES                                                                   (27,466)            (52,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(payments to) line of credit, net                                                         172,174              15,221
Proceeds from issuance of common and preferred stock, net of issuance costs 10,425                        4,200
                                                                                                   ------------        ------------
Principal payments on borrowings                                                                        (18,397)            (11,332)
Distributions to stockholders                                                                           (18,250)            (36,500)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                     145,952             (28,411)

NET (DECREASE) INCREASE IN CASH                                                                        (262,334)            147,353
                                                                                                   ============        ============

CASH AT BEGINNING OF PERIOD                                                                             275,987             224,680
                                                                                                   ============        ============

CASH AT END OF OF PERIOD                                                                           $     13,653        $    372,033
                                                                                                   ============        ============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         General
         -------

         On June 2, 1999, Dominick Seminara resigned as the Company's Chief Executive Officer and Chairman of the Board and Ben Cohen, then the Company's President and a Director, was appointed as Chairman of the Board and Chief Executive Officer. In addition, on June 4, 1999 Mirco Vietti resigned as a Director of the Company and was removed as an officer of the Company. As previously disclosed, and subsequent to the resignations of Mr. Seminara and Mr. Vietti, management discovered certain accounting irregularities and as a result the financial statements reflect total assets decreasing by $11,328,870 to $8,005,106 as of June 30, 1999, as compared to $19,333,976 at December 31, 1998.
In addition, the Company sustained a loss in the amount of $13,806,783 for the six months ended June 30, 1999 as compared to a gain of $652,692 for the six months ended June 30, 1998.

         As a result of the foregoing, on July 29, 1999 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (West Palm Beach Division).

         Currently the Company is being operated by a Debtor in Possession under court order and is exploring a number of reorganization possibilities. However, should the Company be unable to reorganize, the Company may have to be liquidated under Chapter 7 of the United State Bankruptcy Code.

         Results of Operations
         ---------------------

Net Sales:

         The Company's net sales for the three and six months ended June 30, 1999 were $4,999,361 and $12,151,444, respectively compared to $6,713,286 and
$13,628,846 for the three and six months ended June 30, 1998, respectively.

Gross Profit:

         Gross profit (loss) for the three and six months ended June 30, 1999 were $(13,894,502) and $(13,806,783), respectively, compared to $918,195 and
$652,692 for the three and six months ended June 30, 1998, respectively.

Selling, General and Administrative Expenses:

         Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $4,386,435 and $5,559,281, respectively compared to $1,195,438 and $2,111,761 for the three and six months ended June 30, 1998, respectively.

Net Income:

         Net income for the three and six months ended June 30, 1999 was $(13,894,502) and $(13,806,783), respectively compared to $918,195 and $652,692 for the three and six months ended June 30, 1998, respectively.

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

                           PART II. OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-B

              The following exhibits are filed as part of this report:

              Exhibits:

              (27.1)       Financial Data Schedule

         (b)  Reports on Form 8-K

              (i)          June 17, 1999 - Item 5, Other Events

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                       PSI INDUSTRIES, INC.



                                       By:/s/  Barry Shear
                                       -------------------
                                           Barry Shear,
                                           Acting President



                                       By:/s/ Martin Epstein
                                       ---------------------
                                           Martin Epstein,
                                           Principal Financial and
                                           Accounting Officer


DATED: October 14, 1999